Form 10-Q
period 1996-03-31
SAXON MORTGAGE SECURITIES CORP
filed 1996-05-15
CIK 889472

7


===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20552


                      SAXON MORTGAGE SECURITIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            VIRGINIA                               52-1739975
(State or other jurisdiction of  incorporation)   (I.R.S. Employer
                                                   Identification No.)

   4880 Cox Road, Glen Allen, Virginia                    23060
    (Address of principal executive offices)             (Zip Code)

                                (804) 967-5800
             (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST NINETY DAYS. |X| YES [ ] NO

As of April 30, 1996, the latest practicable date, there were 10,000 shares of Saxon Mortgage Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

===============================================================================

                      SAXON MORTGAGE SECURITIES CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                          PAGE NUMBER
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
               Balance Sheets at March 31, 1996 and
               December 31, 1995                                 3

               Notes to Unaudited Financial Statements           4

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations     5

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                    6

Item 5.     Other Information                                    6

Item 6.     Exhibits and Reports on Form 8-K                     6

SIGNATURES                                                       13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SAXON MORTGAGE SECURITIES CORPORATION
BALANCE SHEETS
(dollars in thousands)

    .....................................   March 31,     December 31,
                                               1996          1995
                                            ----------   ----------
ASSETS
     Cash ...............................   $      10   $       10
                                            ==========   ==========

STOCKHOLDER'S EQUITY
Common Stock, no par value;
     10,000 shares authorized, issued and   $     10    $      10
     outstanding ........................   ==========   ==========





See notes to unaudited financial statements.

SAXON MORTGAGE SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 1996


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Saxon Mortgage Securities Corporation (the Company). The Company is a wholly owned subsidiary of SMFC Funding Corporation (SMFC). The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of mortgage participation securities (Mortgage Securities) and mortgage-backed bonds (Bonds).

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of March 31, 1996 is unaudited. The Balance Sheet at December 31, 1995 has been taken from the audited financial statements as of that date. The Mortgage Securities and Bonds and the related mortgage collateral are excluded from the financial statements of the Company because the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cashflows for the three months ended March 31, 1996 and 1995 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1995.

SMFC has contracted with other companies to perform issuance and administrative services for the securities issued under the Company's shelf registration statements. All fees and related expenses in connection with these services are recorded in the financial statements of SMFC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Saxon Mortgage Securities Corporation (the Company) was incorporated in Virginia on July 8, 1992 as a wholly owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation (SMFC). SMFC is a wholly owned subsidiary of SMFC Holding, Inc. SMFC Holding, Inc. is consolidated with Resource Mortgage Capital, Inc. (RMC) for financial reporting purposes.

The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized mortgage obligations (the Bonds) and certificates of participation (Mortgage Securities). The Bonds will be issued pursuant to an indenture or indentures and will be secured by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the Collateral). The Collateral for a series of Bonds will be pledged to a trustee. The Mortgage Securities will represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds or Mortgage Securities will be used to purchase Collateral from SMFC, the Company (in the case of Mortgage Securities issued by a trust) or various third parties. SMFC, its affiliates and the Company can be expected to use the proceeds to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral.

After the issuance of a series of Bonds, the Company may sell the Collateral securing that series of Bonds, subject to the lien of the Bonds.

The Mortgage Securities and Bonds and the related Collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated Collateral in accordance with generally accepted accounting principles.

During the three months ended March 31, 1996, the Company issued no Mortgage Securities or Bonds on behalf of SMFC.

At March 31, 1996, the Company had securities of $1.4 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         None.

ITEM 5.  OTHER INFORMATION:

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   EXHIBITS

      3.1   Articles of Incorporation of the Registrant  (Incorporated  herein
            by  reference  to  the  Exhibits  to   Registrant's   Registration
            Statement No. 33-49520 on Form S-11 filed July 10, 1992).

      3.2 By-Laws of the Registrant (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992).

      4.1 Form of Trust Agreement dated July 1, 1992, (Incorporated herein by reference to Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992).

      4.2 Standard Terms to Trust Agreement dated July 1, 1992 (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992).

      4.3 Copy of Series 1992-1 Trust Agreement dated as of August 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed September 4, 1992).

      4.4 Copy of Series 1992-2 Trust Agreement dated as of September 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 14, 1992).

      4.5 Copy of Series 1992-3 Trust Agreement dated as of October 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 6, 1992).

      4.6 Copy of Series 1992-4 Trust Agreement dated as of November 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 7, 1992).

      4.7 Copy of Series 1992-6 Trust Agreement dated as of December 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed January 7, 1993).

      4.8 Copy of Series 1993-1 Trust Agreement dated as of January 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed February 8, 1993).

      4.9 Copy of Series 1993-2 Trust Agreement dated as of February 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 9, 1993).

      4.10 Copy of Series 1993-3 Trust Agreement dated as of February 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 11, 1993).

      4.11 Copy of Series 1993-4 Trust Agreement dated as of May 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 3, 1993).

      4.12 Copy of Series 1993-5 Trust Agreement dated as of May 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 7, 1993).

      4.13 Copy of Series 1993-6 Trust Agreement dated as of June 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 8, 1993).

      4.14 Copy of the Series 1993-7 Trust Agreement dated as of July 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed August 6, 1993).

      4.15 Copy of the Series 1993-8 Trust Agreement dated as of August 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee
            (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed September 3, 1993).

      4.16  Standard   Terms  to  Trust   Agreement,   dated   August   1,  1993
            (Incorporated   herein  by   reference   to  the   Exhibits  to  the
            Registrant's Current Report on Form 8-K, filed September 3, 1993).

      4.17 Copy of the Series 1993-9 Trust Agreement dated as of September 1, 1993, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 8, 1993).

      4.18 Copy of the Series 1993-10 Trust Agreement dated as of October 1, 1993, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed November 1, 1993).

      4.19 Copy of the Series 1993-11 Trust Agreement dated as of December 1, 1993, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 7, 1994).

      4.20 Copy of the Series 1994-1 Trust Agreement dated as of December 1, 1993, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 24, 1994).

      4.21 Copy of the Series 1994-2 Trust agreement dated as of January 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on form 8-K, filed February 10, 1994).

      4.22 Copy of the Series 1994-3 Trust Agreement dated as of February 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed March 3, 1994).

      4.23 Copy of the Series 1994-5 Trust Agreement dated as of March 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee
            (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed April 12, 1994).

      4.24 Copy of the Series 1994-4 Trust Agreement dated as of March 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee
            (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed April 13, 1994).

      4.25 Copy of the Series 1994-2 First Amendment to Trust Agreement dated as of March 15, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed May 5, 1994).

      4.26 Copy of the Series 1994-6 Trust Agreement dated as of April 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee
            (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed May 12, 1994).

      4.27 Copy of the Series 1994-4 First Amendment to Trust Agreement dated as of April 15, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed May 18, 1994).

      4.28 Copy of the Series 1994-7 Trust Agreement, dated as of June 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed July 11, 1994).

      4.29 Copy of the Series 1994-8 Trust Agreement, dated as of June 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed July 12, 1994).

      4.30 Copy of the Series 1994-9 Trust Agreement, dated as of June 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed July 12, 1994).

      4.31 Copy of the Series 1994-7 First Amendment to Trust Agreement, dated as of August 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on
            Form 8-K, filed September 12, 1994).

      4.32 Copy of the Series 1994-10 Trust Agreement, dated as of August 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed September 13, 1994).

      4.33  Standard   Terms   to  Trust   Agreement   (August   1994   Edition)
            (Incorporated   herein  by   reference   to  the   Exhibits  to  the
            Registrant's Current Report on Form 8-K, filed September 13, 1994).

      4.34 Copy of the Series 1994-2 Second Amendment to Trust Agreement dated as of September 27, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on
            Form 8-K, filed October 5, 1994).

      4.35 Copy of the Series 1993-10 First Amendment to Trust Agreement, dated as of October 7, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on
            Form 8-K, filed October 13, 1994).

      4.36 Copy of the Series 1994-11 Trust Agreement, dated as of October 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed November 10, 1994).

      4.37  Standard Terms to Trust  Agreement  (Pool  Insurance)  (October 1994
            Edition) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed November 10, 1994).

      4.38 Copy of the Series 1993-8 First Amendment to Trust Agreement, dated as of November 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on
            Form 8-K, filed December 15, 1994).

      4.39 Copy of the Series 1994-4 Second Amendment to Trust Agreement, dated as of November 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on
            Form 8-K, filed December 15, 1994).

      4.40 Copy of the Series 1994-12 Trust Agreement, dated as of December 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 11, 1995).

      4.41 Copy of the Series 1994-12 Trust Agreement, dated as of December 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 13, 1995).

      4.42 Copy of the Series 1995-1 Trust Agreement, dated as of March 1, 1995, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed April 7, 1995).

      4.43 Copy of the September 1995 Edition of Standard Terms to Trust Agreement (with Servicing Agreement for Credit Sensitive Loans)
            (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

      4.44 Copy of the Series 1995-2 Trust Agreement, dated as of September 1, 1995, by and among the Registrant, Resource Mortgage Capital, Inc., as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

      4.45 Copy of the Series 1992-1 First Amendment to Trust Agreement, dated as of December 1, 1995, by and among the Registrant, Norwest Bank Minnesota, N.A., as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 11, 1996).


      4.46 Copy of the Series 1992-2 First Amendment to Trust Agreement, dated as of December 1, 1995, by and among the Registrant, Norwest Bank Minnesota, N.A., as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed January 11, 1996).

      4.47 Copy of the Series 1992-3 First Amendment to Trust Agreement, dated as of December 1, 1995, by and among the Registrant, Norwest Bank Minnesota, N.A., as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 11, 1996).

      4.48 Copy of the Series 1992-4 First Amendment to Trust Agreement, dated as of December 1, 1995, by and among the Registrant, Norwest Bank Minnesota, N.A., as Master Servicer, and Texas Commerce Bank National Association, as trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 11, 1996).

      99.1 Standard Provisions to Servicing Agreement (November 1989 Edition) (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992).

      99.2 Form of Pool Insurance Policy issued by PMI Mortgage Insurance Company (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992).

      99.3 Form of Pool Insurance Policy issued by General Electric Mortgage Insurance Company (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992).

      99.4 Standard Provisions to Servicing Agreement (December 1992 Edition) (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-57204 on Form S-11 filed January 21, 1993).

      99.5 Copy of the Support Fund Agreement, dated as of June 29, 1994 between Texas Commerce Bank National Association, as Trustee, and Texas Commerce Bank National Association, as Custodian (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 11, 1994).

      99.6 Copy of the Support Fund Agreement, dated as of October 27, 1994 by and between SHF Corp. and Texas Commerce Bank National Association, as Support Fund Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 10,
            1994).

      99.7 Copy of Financial Guaranty Insurance Policy No. 50304-N issued by Financial Security Assurance Inc., dated June 29, 1994, with respect to the Series 1994-7 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 10-K, filed March 21, 1995).

      99.8 Copy of Financial Guaranty Insurance Policy No. 50306-N issued by Financial Security Assurance Inc., dated June 28, 1994, with respect to the Series 1994-9 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 10-K, filed March 21, 1995).

      99.9 Copy of Financial Guaranty Insurance Policy No. 50326-N issued by Financial Security Assurance Inc., dated October 27, 1994, with respect to the Series 1994-11 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 10-K, filed March 21, 1995).

      99.10 Copy of Security Insurance Policy No. 94010674 issued by Financial Guaranty Insurance Company, dated December 28, 1994, with respect to the Series 1994-12 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 10-K, filed March 21, 1995).

      99.11 Copy of Financial Guaranty Insurance Policy No. 50360-N issued by Financial Security Assurance Inc., dated March 29, 1995, with respect to the Series 1995-1 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 7, 1995).

      99.12 Copy of Financial Security Insurance Policy No. 50398A-N issued by Financial Security Assurance Inc., together with Endorsements, relating to the Series 1995-2 Class 1A-2 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

      99.13 Copy of Financial Security Insurance Policy No. 50398A-N issued by Financial Security Assurance Inc., together with Endorsements, relating to the Series 1995-2 Class 1A-3 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

      99.14 Copy of the Meritech Servicing Agreement dated September 1, 1995 (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

      99.15 Copy of the Standard Terms to Meritech Servicing Agreement for Saxon Mortgage Securities Corporation, September 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

      99.16 Copy of the Saxon Mortgage, Inc. Servicing Guide for Credit Sensitive Loans, February 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

      (b)   REPORTS ON FORM 8-K

            None.



            .

                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SAXON MORTGAGE SECURITIES CORPORATION


                                          By:   LYNN K. GEURIN
                                              Lynn K. Geurin
                                              (Principal Executive Officer)





                                              /S/ STEPHEN J. BENEDETTI
                                              Stephen J. Benedetti
                                              (Principal Financial &
                                                  Accounting Officer)






Dated:  May 15, 1996