Form 10-Q
period 1996-06-30
SAXON MORTGAGE SECURITIES CORP
filed 1996-08-14
CIK 889472

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1996

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-20552


                      SMFC MORTGAGE SECURITIES CORPORATION
               (Formerly Saxon Mortgage Securities Corporation)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes [ ] No

As of July 31, 1996, the latest practicable date, there were 10,000 shares of SMFC Mortgage Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

===============================================================================

                      SMFC MORTGAGE SECURITIES CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                          Page Number
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
               Balance Sheets at June 30, 1996 and
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SMFC  MORTGAGE SECURITIES CORPORATION
BALANCE SHEETS
(dollars in thousands)

                                               June 30,        December
                                                                  31,
                                                 1996            1995
                                              ------------    -----------
ASSETS
Cash                                              $ 10           $ 10

                                                 =======         ======

STOCKHOLDER'S EQUITY
Common Stock, no par value;
     10,000 shares authorized, issued and        $  10           $ 10
outstanding
                                                 =======         =======




See notes to unaudited financial statements.

SMFC MORTGAGE SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1996


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of SMFC Mortgage Securities Corporation (the Company), formerly Saxon Mortgage Securities Corporation. The Company is a wholly owned subsidiary of SMFC Funding Corporation (SMFC). The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of mortgage participation securities (Mortgage Securities) and mortgage-backed bonds (Bonds).

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of June 30, 1996 is unaudited. The Balance Sheet at December 31, 1995 has been taken from the audited financial statements as of that date. The Mortgage Securities and Bonds and the related mortgage collateral are excluded from the financial statements of the Company because the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cashflows for the three and six months ended June 30, 1996 and 1995 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1995.

SMFC has contracted with other companies to perform issuance and administrative services for the securities issued under the Company's shelf registration statements. All fees and related expenses in connection with these services are recorded in the financial statements of SMFC.

NOTE 2 - - CHANGE OF COMPANY NAME

Effective April 29, 1996 the Company changed its name from Saxon Mortgage Securities Corporation to SMFC Mortgage Securities Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SMFC Mortgage Securities Corporation (the Company), formerly Saxon Mortgage Securities Corporation, was incorporated in Virginia on July 8, 1992 as a wholly owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation (SMFC). SMFC is a wholly owned subsidiary of SMFC Holding, Inc. SMFC Holding, Inc. is consolidated with Resource Mortgage Capital, Inc.
(RMC) for financial reporting purposes. The Company changed its name to SMFC Mortgage Securities Corporation effective April 29, 1996.

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

During the six months ended June 30, 1996, the Company issued no Mortgage Securities or Bonds on behalf of SMFC.

At June 30, 1996, the Company had securities of $1.4 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

                                          SAXON MORTGAGE SECURITIES CORPORATION


                                          By: /s/ Lynn K. Geurin
                                              Lynn K. Geurin
                                              (Principal Executive Officer)





                                              /s/ Stephen J. Benedetti
                                              Stephen J. Benedetti
                                              (Principal Financial &
                                                  Accounting Officer)






Dated:  August 14, 1996