Form 10-K
period 1996-12-31
SAXON MORTGAGE SECURITIES CORP
filed 1997-03-31
CIK 889472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1996

[   ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

                           Commission File No. 0-20552

                          DYNEX SECURITIES CORPORATION
                 (Formerly SMFC Mortgage Securities Corporation)
          (Exact name of registrant as specified in its charter)

                Virginia                                   52-1739975
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

10900 Nuckols Road,3rd Floor, Glen Allen, Virginia                  23060
(Address or principal executive offices)                         (Zip Code)


    Registrant's telephone number, including area code (804) 217-5800

    Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, February 28, 1997: NONE

As of February 28, 1997, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction J.



                          DYNEX SECURITIES CORPORATION
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                    Page Number

PART I.
      Item 1.  Business                                                    3
      Item 2.  Properties                                                  4
      Item 3.  Legal Proceedings                                           4
      Item 4.  Submission of Matters to a Vote of Security Holders         4

PART II.

      Item 5.  Market for  Registrant's  Common  Equity  and  Related
               Stockholder Matters                                         4
      Item 6.  Selected Financial Data                                     4
      Item 7.  Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                         4
      Item 8.  Financial Statements and Supplementary Data                 4
      Item 9.  Changes In and Disagreements with Accountants on Accounting
               and Financial Disclosure                                    7
PART III.

      Item 10. Directors and Executive Officers of the Registrant          7
      Item 11. Executive Compensation                                      7
      Item 12. Security  Ownership of Certain  Beneficial  Owners and
               Management                                                  7
      Item 13. Certain Relationships and Related Transactions              7

PART IV.

      Item 14. Exhibits, Financial Statement  Schedules and Reports
               on Form 8-K                                                 7

SIGNATURES                                                                15

                                     PART I
Item 1.    Business

Dynex Securities Corporation (the Company), formerly SMFC Mortgage Securities Corporation, was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia Corporation (SMFC). SMFC is a wholly-owned subsidiary of SMFC Holding, Inc. SMFC Holding, Inc. is consolidated with Resource Mortgage Capital, Inc. (RMC) for financial reporting purposes. The Company changed its name to Dynex Securities Corporation effective December 3, 1996.

The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of certificates of participation (Mortgage Securities) and collateralized mortgage obligations (the Bonds). The Bonds will be issued pursuant to an indenture or indentures and will be secured by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the Collateral). The Collateral for a series of Bonds will be pledged to a trustee. The Mortgage Securities will represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Mortgage Securities or Bonds will be used to purchase Collateral from SMFC, the Company (in the case of Mortgage Securities issued by a trust) or various third parties. SMFC, its affiliates and the Company can be expected to use the proceeds to reduce indebtedness incurred to obtain mortgage loans used as Collateral or to acquire additional Collateral.

After the issuance of a series of Bonds, the Company may sell the Collateral securing that series of Bonds, subject to the lien of the Bonds.

From the date of its inception to December 31, 1996, the Company has issued 30 series of Mortgage Securities on behalf of SMFC totaling $6.7 billion and has not issued any series of Bonds. During 1996 and 1995, the Company issued none and $278 million, respectively, of Mortgage Securities on behalf of SMFC.

The Mortgage Securities and Bonds and the related Collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated Collateral in accordance with generally accepted accounting principles.

At December 31, 1996, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

Substantially all classes of Mortgage Securities issued, except for those sold in a private placement, have been rated in the two highest categories (i.e. AA or AAA) by one or more nationally recognized statistical rating agencies. The Company anticipates issuing additional Mortgage Securities and Bonds in the future.

The Company competes in a national market with other private conduits, thrift institutions, and financial firms. Economic conditions, interest rates, regulatory changes and market dynamics all influence the mortgage securities market.

Item 2.    Properties

The Company has no physical properties.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Information in response to this Item is omitted pursuant to General  Instruction
J.

                                     PART II

Item 5.    Market  for  the   Registrant's   Common  Equity  and  Related
Stockholder Matters

All  of  the  Company's  outstanding  common  stock  is  owned  by  SMFC.
Accordingly, there is no market for its common stock. The Company has paid no dividends with respect to its common stock.

Item 6.    Selected Financial Data

Information in response to this Item is omitted pursuant to General Instruction J. (See Item 7)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item is omitted pursuant to General  Instruction
J.

Since inception, the Company has used its shelf registration statements to issue Mortgage Securities on behalf of SMFC. The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities have been accounted for as sales of the associated collateral in accordance with generally accepted accounting principles. All fees and related expenses in connection with issuance and administrative services related to the Mortgage Securities are recorded in the financial statements of SMFC.

Item 8.  Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

DYNEX SECURITIES CORPORATION

December 31, 1996 and 1995


Independent Auditors' Report..............................5
Balance Sheets............................................6
Notes to Balance Sheets...................................6

                          Independent Auditors' Report



Board of Directors
Dynex Securities Corporation:



We have audited the accompanying balance sheets of Dynex Securities Corporation (a wholly-owned subsidiary of SMFC Funding Corporation), formerly SMFC Mortgage Securities Corporation, as of December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit of the balance sheet includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet. An audit of a balance sheet also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits of the balance sheets provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above presents fairly, in all material respects, the financial position of Dynex Securities Corporation as of December 31, 1996 and 1995 in conformity with generally accepted accounting principles.




                                                    KPMG PEAT MARWICK LLP


March 26, 1997

DYNEX SECURITIES CORPORATION

BALANCE SHEETS
December 31, 1996 and 1995

                                                                   1996     1995
                                                                 -------  --------
ASSETS
Cash                                                            $10,000  $10,000
                                                                =======  ========
STOCKHOLDER'S EQUITY
Common Stock, no par value;
    10,000 shares authorized, issued and outstanding            $10,000  $10,000
                                                                =======  ========

See accompanying notes to the financial statements.


NOTES TO BALANCE SHEETS

December 31, 1996 and 1995

NOTE 1 - FORMATION OF THE COMPANY

Dynex Securities Corporation (the Company), formerly SMFC Mortgage Securities Corporation, is a wholly-owned subsidiary of SMFC Funding Corporation (SMFC). The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of certificates of participation (Mortgage Securities) and collateralized mortgage obligations (the Bonds).

The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. Accordingly, the statements of earnings, retained earnings and cash flows for the years ended December 31, 1996, 1995 and 1994 have not been provided.

NOTE 2 - SECURITIES ISSUANCES

The Company uses its shelf registration statements to issue securities on behalf of other companies. For the year ended December 31, 1996, the Company issued no Mortgage Securities on behalf of SMFC. The Company did not issue any Bonds in 1996, 1995 or 1994. The outstanding aggregate principal balance at December 31, 1996 and 1995 of securities issued by the Company was $3.7 billion and $4.8 billion, respectively. These securities were secured by mortgage collateral with an outstanding aggregate principal balance of $3.7 billion and $4.8 billion at December 31, 1996 and 1995, respectively.

At December 31, 1996, the Company had $1.4 billion remaining for issuance under registration statements filed with the Securities and Exchange Commission.

All fees and expense related to issuance and administrative services for securities issued under the Company's shelf registration statements are recorded in the financial statements of SMFC.

NOTE 3 - SUBSEQUENT EVENTS

On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 10,000 shares of Common Stock, to Dynex Holding, Inc., an affiliate company. Dynex Holding, Inc. is consolidated with Resource Mortgage Capital, Inc. for financial reporting purposes.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information in response to this Item is omitted pursuant to General Instruction J.

Item 11.  Executive Compensation

          Information in response to this Item is omitted pursuant to General Instruction J.

Item 12.  Security
          Ownership of Certain Beneficial Owners and Management

          Information in response to this Item is omitted pursuant to General Instruction J.

Item 13.  Certain Relationships and Related Transactions

          Information in response to this Item is omitted pursuant to General Instruction J.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements - see item 8

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

      23.1 Consent of KPMG Peat Marwick LLP (filed herewith).

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

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DYNEX SECURITIES CORPORATION
                                   (Registrant)


March 31, 1997                  By: /s/ Lynn K. Geurin
                                    ------------------
                                    Lynn K. Geurin
                                    President
                                    (Principal Executive Officer)


March 31, 1997                  By: /s/ Stephen J. Benedetti
                                    ------------------------
                                    Stephen J. Benedetti
                                    Treasurer and Chief Financial Officer
                                    (Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                  Capacity                 Date


/s/ Lynn K. Geurin              Director              March 31, 1997
------------------
Lynn K. Geurin


/s/ C. M. Bachtell              Director              March 31, 1997
------------------
C. M. Bachtell

                                  EXHIBIT INDEX


                                                       Sequentially
Exhibit                                               Numbered Page

23.1       Consent of KPMG Peat Marwick LLP              I