Form 10-Q
period 1997-03-31
DYNEX SECURITIES CORP
filed 1997-05-15
CIK 889472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1997

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-20552


                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

            Virginia                                   52-1739975
(State or other jurisdiction of                       (I.R.S. Employer
        incorporation)                                    Identification No.)

   10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia    23060
    (Address of principal executive offices)             (Zip Code)

                                (804) 217-5800
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of April 30, 1997, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.



                          DYNEX SECURITIES CORPORATION
                                    FORM 10-Q
                                      INDEX



                                                                      Page Number
PART I.        FINANCIAL INFORMATION                                  -----------
Item 1.        Financial Statements
                  Balance Sheets at March 31, 1997 and
                  December 31, 1996                                     3

                  Notes to Unaudited Financial Statements               4

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         5

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                        6

Item 5.        Other Information                                        6

Item 6.        Exhibits and Reports on Form 8-K                         6

SIGNATURES                                                              13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS
(dollars in thousands)

                                                       March 31,      December 31,
                                                      ------------    -----------
ASSETS
Cash                                                      $ 10            $  10
                                                        ========        ========

SHAREHOLDER'S EQUITY
Common Stock, no par value;
     10,000 shares authorized, issued and outstanding     $  10           $  10
                                                         ========        ========

See notes to unaudited financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 1997


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Dynex Securities Corporation (the Company). Prior to January 1, 1997, the Company was a wholly-owned subsidiary of SMFC Funding Corporation, a Virginia Corporation (SMFC). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 10,000 shares of Common Stock, to Dynex Holding, Inc. (DHI) an affiliate company. The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of certificates of participation (Mortgage Securities) and collateralized bonds (Bonds).

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of March 31, 1997 is unaudited. The Balance Sheet at December 31, 1996 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the three months ended March 31, 1997 and 1996 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dynex Securities Corporation (the Company), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation (SMFC). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 10,000 shares of Common Stock, to Dynex Holding, Inc. (DHI) an affiliate company. DHI is consolidated with Dynex Capital, Inc., formerly Resource Mortgage Capital, Inc., for financial reporting purposes.

The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized bonds (the Bonds) and certificates of participation (Mortgage Securities). The Bonds will be issued pursuant to an indenture or indentures and will be secured by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the Collateral). The Collateral for a series of Bonds will be pledged to a trustee. The Mortgage Securities will represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds or Mortgage Securities will be used to purchase Collateral from DHI, the Company (in the case of Mortgage Securities issued by a trust) or various third parties. DHI, its affiliates and the Company can be expected to use the proceeds to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral.

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

During the three months ended March 31, 1997, the Company issued no Mortgage Securities or Bonds on behalf of DHI.

At March 31, 1997, the Company had securities of $1.4 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings:

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

      (a)   Exhibits
            --------

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

                                       DYNEX SECURITIES CORPORATION


                                 By:   /s/ Lynn K. Geurin
                                       ---------------------------------
                                       Lynn K. Geurin
                                      (Principal Executive Officer)





                                       /s/ Stephen J. Benedetti
                                       ----------------------------------
                                       Stephen J. Benedetti
                                      (Principal Financial & Accounting Officer)






Dated:  May 15, 1997