Form 10-Q
period 1997-06-30
DYNEX SECURITIES CORP
filed 1997-08-14
CIK 889472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of July 31, 1997, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

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

Item 1.     Financial Statements
               Balance Sheets at June 30, 1997 and
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS
(dollars in thousands)

                                               June 30,       December 31,
                                                  1997            1996
                                              ------------    -----------
ASSETS
Cash                                           $  10             $  10
                                               ========        ========

SHAREHOLDER'S EQUITY
Common stock, no par value;
     10,000 shares authorized, issued and      $  10             $  10
outstanding                                   ========         ========

See notes to unaudited financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1997


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Dynex Securities Corporation (the Company). Prior to January 1, 1997, the Company was a wholly-owned subsidiary of SMFC Funding Corporation, a Virginia corporation (SMFC). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 10,000 shares of Common Stock, to Dynex Holding, Inc. (DHI), an affiliate company. The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of certificates of participation (Mortgage Securities) and collateralized bonds (Bonds).

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of June 30, 1997 is unaudited. The Balance Sheet at December 31, 1996 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the three and six months ended June 30, 1997 and 1996 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1996.

Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations

Dynex Securities Corporation (the Company), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation (SMFC). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 10,000 shares of Common Stock, to Dynex Holding, Inc. (DHI), an affiliate company. DHI is consolidated with Dynex Capital, Inc., formerly Resource Mortgage Capital, Inc., for financial reporting purposes.

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

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds or Mortgage Securities will be used to purchase Collateral from DHI, the Company (in the case of Mortgage Securities issued by a trust) or various third parties. DHI, its affiliates and the Company can be expected to use the proceeds received from the sale of the Collateral to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral.

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

During the six months ended June 30, 1997, the Company issued no Mortgage Securities or Bonds on behalf of DHI.

At June 30, 1997, the Company had securities of $1.4 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

                                          DYNEX SECURITIES CORPORATION


                                          By: /s/ Lynn K. Geurin
                                             -------------------------------
                                              Lynn K. Geurin
                                              (Principal Executive Officer)





                                              /s/ Stephen J. Benedetti
                                             -------------------------------
                                              Stephen J. Benedetti
                                              (Principal Financial &
                                              Accounting Officer)






Dated:  August 14, 1997