Form 10-K
period 1997-12-31
DYNEX SECURITIES CORP
filed 1998-03-30
CIK 889472

UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D. C. 20549

     FORM 10-K (mark one) [ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       For the fiscal year ended December 31, 1997

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       Commission File No. 0-20552

                       DYNEX SECURITIES CORPORATION
          (Exact name of registrant as specified in its charter)

                           Virginia
(State or other jurisdiction of incorporation or organization)
                         52-1739975
               (IRS Employer Identification No.)
         10900 Nuckols Road,3rd Floor, Glen Allen, Virginia  23060
              (Address or principal executive offices)     (Zip Code)

   Registrant's telephone number, including area code (804) 217-5800

   Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, February 28, 1998: NONE

     As of February 28, 1998, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction J.

                                           DYNEX SECURITIES CORPORATION
                                           1997 FORM 10-K ANNUAL REPORT
                                                 TABLE OF CONTENTS


                                                                                                 Page Number
PART I.

         Item 1.  Business                                                                        3
         Item 2.  Properties                                                                      4
         Item 3.  Legal Proceedings                                                               4
         Item 4.  Submission of Matters to a Vote of Security Holders                             4

PART II.

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters           4
         Item 6.  Selected Financial Data                                                         4
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           4
         Item 8.  Financial Statements and Supplementary Data                                     4
         Item 9.  Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                            7
PART III.

         Item 10.   Directors and Executive Officers of the Registrant                            7
         Item 11.   Executive Compensation                                                        7
         Item 12.   Security Ownership of Certain Beneficial Owners and Management                7
         Item 13.   Certain Relationships and Related Transactions                                7

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K               7

SIGNATURES                                                                                       14

                                                      PART I
Item 1.  Business

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

     The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized bonds (the Bonds) and certificates of participation (Mortgage Securities). The Bonds will be issued pursuant to an indenture or indentures and will be secured by securities backed by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the Collateral). The Collateral for a series of Bonds will be pledged to a trustee. The Mortgage Securities will represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

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

     From the date of its inception to December 31, 1997, the Company has issued 30 series of Mortgage Securities on behalf of SMFC totaling $6.7 billion and has not issued any series of Bonds. During 1997 and 1996, the Company issued no Mortgage Securities on behalf of SMFC.

     The Mortgage Securities and Bonds and the related Collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated Collateral in accordance with generally accepted accounting principles.

     At December 31, 1997, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

Item 8.  Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

DYNEX SECURITIES CORPORATION

December 31, 1997 and 1996

Independent Auditors' Report...................................................5
Balance Sheets.................................................................6
Notes to Balance Sheets........................................................6


                                           Independent Auditors' Report



Board of Directors
Dynex Securities Corporation:



     We have audited the accompanying balance sheets of Dynex Securities Corporation (a wholly-owned subsidiary of Dynex Holding, Inc.), as of December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the balance sheets referred to above presents fairly, in all material respects, the financial position of Dynex Securities Corporation as of December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




                       KPMG PEAT MARWICK LLP


March 24, 1998

DYNEX SECURITIES CORPORATION

BALANCE SHEETS
December 31, 1997 and 1996

                                                                        1997           1996

                                                                     -----------    -----------
ASSETS
Cash                                                                   $ 10,000       $ 10,000
                                                                     ===========    ===========

STOCKHOLDER'S EQUITY
Common Stock, no par value;
    10,000 shares authorized, issued and outstanding                   $ 10,000       $ 10,000
                                                                     ===========    ===========

See accompanying notes to the financial statements.

NOTES TO BALANCE SHEETS

December 31, 1997 and 1996

NOTE 1 - FORMATION OF THE COMPANY

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

     The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. Accordingly, the statements of earnings, retained earnings and cash flows for the years ended December 31, 1997, 1996 and 1995 have not been provided.

NOTE 2 - SECURITIES ISSUANCES

     The Company uses its shelf registration statements to issue securities on behalf of other companies. For the year ended December 31, 1997, the Company issued no Mortgage Securities on behalf of DHI. The Company did not issue any Bonds in 1997, 1996 or 1995. The outstanding aggregate principal balance at December 31, 1997 and 1996 of securities issued by the Company was $2.9 billion and $3.7 billion, respectively. These securities were secured by mortgage collateral with an outstanding aggregate principal balance of $2.9 billion and $3.7 billion at December 31, 1997 and 1996, respectively.

     At December 31, 1997, the Company had $1.4 billion remaining for issuance under registration statements filed with the Securities and Exchange Commission.

     All fees and expense related to issuance and administrative services for securities issued under the Company's shelf registration statements are recorded in the financial statements of SMFC.



     Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure:

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

     4.4 Copy of Series 1992-2 Trust Agreement dated as of September 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, (filed October 14,
1992).

     4.5 Copy of Series 1992-3 Trust Agreement dated as of October 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 6,
1992).

     4.6 Copy of Series 1992-4 Trust Agreement dated as of November 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 7,
1992).

     4.7 Copy of Series 1992-6 Trust Agreement dated as of December 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed January 7,
1993).

     4.8 Copy of Series 1993-1 Trust Agreement dated as of January 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed February 8,
1993).

     4.9 Copy of Series 1993-2 Trust Agreement dated as of February 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 9, 1993).

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

     4.49 Copy of the Series 1992-1 Second Amendment to Trust Agreement, dated as of February 1, 1998, by and amount the Registrant, Norwest Bank Minnesota, N.A., as Master Servicer and Chase Bank of Texas, N.A., as Trustee, amending the Trust Agreement, dated August 1, 1992, relating to the Registrant's Mortgage Participation Securities, Series 1992-1.


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

(b) Reports on Form 8-K

     Current Report on Form 8-K as filed with the Commission on March 10, 1998, relating to the Registrant's Mortgage Participation Securities, Series 1992-1.

                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DYNEX SECURITIES CORPORATION
                                    (Registrant)


March 30, 1998                             By:  /s/ Lynn K. Geurin
                                           ---  ------------------
                                           Lynn K. Geurin
                                           President
                                           (Principal Executive Officer)



March 30, 1998                             By:  /s/ Stephen J. Benedetti
                                           ---  ------------------------
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


       Signature                            Capacity                                Date


/s/ Lynn K. Geurin                          Director                                March 30, 1998
------------------                          --------                                --------------
Lynn K. Geurin



/s/ C. M. Bachtell                          Director                                March 30, 1998
------------------                          --------                                --------------
C. M. Bachtell




                                                   EXHIBIT INDEX



                                                                  Sequentially
Exhibit                                                           Numbered Page

23.1              Consent of KPMG Peat Marwick LLP