Form 10-Q
period 1998-03-31
DYNEX SECURITIES CORP
filed 1998-05-15
CIK 889472

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                        For the quarter ended March 31, 1998

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                           Commission file number 0-20552


                         DYNEX SECURITIES CORPORATION
         (Exact name of registrant as specified in its charter)

           Virginia                                         52-1739975
(State or other jurisdiction of Incorporation)(I.R.S. EmployerIdentification No)

10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia             23060
    (Address of principal executive offices)                  (Zip Code)

                                    (804) 217-5800
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of April 30, 1998, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                                            DYNEX SECURITIES CORPORATION
                                                     FORM 10-Q
                                                       INDEX


                                                                             Page Number
PART I.           FINANCIAL INFORMATION

     Item 1.          Financial Statements

                      Balance Sheets at March 31, 1998 and
                      December 31, 1997                                        3

                      Notes to Unaudited Financial Statements                  4

     Item 2.          Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            5

PART II.          OTHER INFORMATION

     Item 1.           Legal Proceedings                                       6

     Item 5.           Other Information                                       6

     Item 6.           Exhibits and Reports on Form 8-K                        6


SIGNATURES                                                                    12

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS
(dollars in thousands)

                                                                       March 31,           December 31,
                                                                         1998                   1997
                                                                    ----------------       ------------

ASSETS
Cash                                                                 $                      $      10
                                                                           10
                                                                     ===========            ==========

SHAREHOLDER'S EQUITY
Common stock, no par value;
     10,000 shares authorized, issued and outstanding                $                      $      10
                                                                           10
                                                                     ===========            ==========


See notes to  unaudited financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 1998


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Dynex Securities Corporation (the Company). The Company is a wholly-owned subsidiary Dynex Holding, Inc. (DHI). The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of certificates of participation (Mortgage Securities) and collateralized bonds (Bonds).

     In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of March 31, 1998 is unaudited. The Balance Sheet at December 31, 1997 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC Funding Corporation, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the three months ended March 31, 1998 and 1997 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Dynex Securities Corporation (the Company), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation (SMFC). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 10,000 shares of Common Stock, to Dynex Holding, Inc. (DHI), an affiliate company. DHI is consolidated with Dynex Capital, Inc. for financial reporting purposes.

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

     During the three months ended March 31, 1998, the Company issued no Mortgage Securities or Bonds on behalf of DHI.

     At March 31, 1998, the Company had securities of $1.4 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.


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






Dated:  May 15, 1998