Form 10-Q
period 1998-06-30
DYNEX SECURITIES CORP
filed 1998-08-14
CIK 889472

===============================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended June 30, 1998

   |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number 0-20552


                        DYNEX SECURITIES CORPORATION
          (Exact name of registrant as specified in its charter)

             Virginia                                    52-1739975
  (State or other jurisdiction               (I.R.S.Employer Identification No.)
         of incorporation)

10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia              23060
      (Address of principal executive offices)                 (Zip Code)

                               (804) 217-5800
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of July 31, 1998, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================

                       DYNEX SECURITIES CORPORATION
                                FORM 10-Q
                                  INDEX

                                                                 Page Number
PART I.    FINANCIAL INFORMATION


     Item 1.    Financial Statements
                  Balance Sheets at June 30, 1998 and
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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS
(dollars in thousands)

                                                                  June 30,            December 31,
                                                                    1998                  1997
                                                              ----------------     ----------------

ASSETS
Cash                                                             $                     $     10
                                                                        10
                                                                ===========           ===========

SHAREHOLDER'S EQUITY
Common stock, no par value;
     10,000 shares authorized, issued and outstanding            $                     $      10
                                                                        10
                                                                ===========           ===========

See notes to  unaudited financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1998


NOTE 1 -- CONDENSED FINANCIAL STATEMENTS

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

     In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of June 30, 1998 is unaudited. The Balance Sheet at December 31, 1997 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC Funding Corporation, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the three and six months ended June 30, 1998 and 1997 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1997.


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

     During the six months ended June 30, 1998, the Company issued no Mortgage Securities or Bonds on behalf of DHI.

     At June 30, 1998, the Company had securities of $1.4 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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


Dated:  August 14, 1998