Form 10-Q
period 1998-09-30
DYNEX SECURITIES CORP
filed 1998-11-16
CIK 889472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1998

             |_| Transition Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

                         Commission file number 0-20552


                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

            Virginia                                   52-1739975
(State or other jurisdiction               (I.R.S. Employer Identification No.)
       of incorporation)

10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia                23060
     (Address of principal executive offices)                    (Zip Code)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of October 31, 1998, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

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

Item 1.           Financial Statements
                      Balance Sheets at September 30, 1998 and
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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS
(dollars in thousands)

                                                                     September 30,          December 31,
                                                                         1998                   1997
                                                                    ----------------       ----------------

ASSETS
Cash                                                                 $     10                $      10
                                                                     ===========            ============

SHAREHOLDER'S EQUITY
Common stock, no par value;
     10,000 shares authorized, issued and outstanding                $     10                $      10
                                                                     ===========            ============


See notes to unaudited financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 1998


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

     In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of September 30, 1998 is unaudited. The Balance Sheet at December 31, 1997 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC Funding Corporation, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the three and nine months ended September 30, 1998 and 1997 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1997.


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

     During the nine months ended September 30, 1998, the Company issued no Mortgage Securities or Bonds on behalf of DHI.

     At September 30, 1998, the Company had securities of $1.4 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

                                DYNEX SECURITIES CORPORATION


                                By:  /s/ Lynn K. Geurin
                                     Lynn K. Geurin
                                     (Principal Executive Officer)





                                      /s/ Stephen J. Benedetti
                                      Stephen J. Benedetti
                                      (Principal Financial & Accounting Officer)






Dated:  November 16,  1998