Form 10-K
period 1998-12-31
DYNEX SECURITIES CORP
filed 1999-04-01
CIK 889472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                   (mark one)
[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

[   ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

                           Commission File No. 0-20552

                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

              Virginia                                    52-1739975
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia                23060
     (Address or principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (804) 217-5800

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, February 28, 1999: NONE

     As of February 28, 1999, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

                          DYNEX SECURITIES CORPORATION
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                               Page Number

PART I.

         Item 1.    Business                                                                        3
         Item 2.    Properties                                                                      4
         Item 3.    Legal Proceedings                                                               4
         Item 4.    Submission of Matters to a Vote of Security Holders                             4

PART II.

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters           4
         Item 6.    Selected Financial Data                                                         4
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                           4
         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                      4
         Item 8.    Financial Statements and Supplementary Data                                     4
         Item 9.    Changes In and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                            7
PART III.

         Item 10.   Directors and Executive Officers of the Registrant                              7
         Item 11.   Executive Compensation                                                          7
         Item 12.   Security Ownership of Certain Beneficial Owners and Management                  7
         Item 13.   Certain Relationships and Related Transactions                                  7

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                 7

SIGNATURES                                                                                         14


                                     PART I

Item 1.  Business

     Dynex Securities Corporation (the "Company"), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 10,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. DHI is an affiliate of Dynex Capital, Inc., formerly Resource Mortgage Capital, Inc.

     The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized bonds ("Bonds") and certificates of participation ("Mortgage Securities"). The Bonds will be issued pursuant to an indenture or indentures and will be secured by securities backed by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the "Collateral"). The Collateral for a series of Bonds will be pledged to a trustee. The Mortgage Securities will represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

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

     From the date of its inception to December 31, 1998, the Company has issued 30 series of Mortgage Securities on behalf of SMFC totaling $6.7 billion and has not issued any series of Bonds. During 1998 and 1997, the Company issued no Mortgage Securities on behalf of SMFC.

     The Mortgage Securities and Bonds and the related Collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated Collateral in accordance with generally accepted accounting principles.

     At December 31, 1998, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

     Information in response to this Item is omitted pursuant to General Instruction I.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

     All of the Company's outstanding common stock is owned by DHI. Accordingly, there is no market for its common stock. The Company has paid no dividends with respect to its common stock.

Item 6.    Selected Financial Data

     Information in response to this Item is omitted pursuant to General Instruction I. (See Item 7)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

None.

     Since inception, the Company has used its shelf registration statements to issue Mortgage Securities on behalf of SMFC. The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as sales of the associated collateral in accordance with generally accepted accounting principles. All fees and related expenses in connection with issuance and administrative services related to the Mortgage Securities are recorded in the financial statements of SMFC.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.    Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

DYNEX SECURITIES CORPORATION

December 31, 1998 and 1997

Independent Auditors' Report for the year ended December 31, 1998.............5
Independent Auditors' Report for the year ended December 31, 1997.............6
Balance Sheets................................................................7
Notes to Balance Sheets.......................................................7

                          Independent Auditors' Report



Board of Directors
Dynex Securities Corporation:



     We  have  audited  the  accompanying  balance  sheet  of  Dynex  Securities
Corporation (a wholly-owned subsidiary of Dynex Holding, Inc.), as of December 31, 1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Dynex Securities Corporation as of December 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


Richmond, Virginia
March 26, 1999

                          Independent Auditors' Report



The Board of Directors
Dynex Securities Corporation:


We have audited the accompanying balance sheet of Dynex Securities Corporation (a wholly-owned subsidiary of Dynex Holding, Inc.), as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit of the balance sheet includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet. An audit of a balance sheet also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Dynex Securities Corporation as of December 31, 1997 in conformity with generally accepted accounting principles.



                                                      KPMG LLP


March 24, 1998

DYNEX SECURITIES CORPORATION

BALANCE SHEETS
December 31, 1998 and 1997

                                                                        1998           1997
                                                                     -----------    -----------

ASSETS
Cash                                                                   $ 10,000       $ 10,000
                                                                     ===========    ===========

STOCKHOLDER'S EQUITY
Common Stock, no par value;
    10,000 shares authorized, issued and outstanding                   $ 10,000       $ 10,000
                                                                     ===========    ===========

See accompanying notes to the financial statements.


NOTES TO BALANCE SHEETS

December 31, 1998 and 1997

NOTE 1 - FORMATION OF THE COMPANY

     Dynex Securities Corporation (the "Company"), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 10,000 shares of Common Stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. DHI is an affiliate of Dynex Capital, Inc., formerly Resource Mortgage Capital, Inc. The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of certificates of participation ("Mortgage Securities") and collateralized mortgage obligations ("Bonds").

     The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. Accordingly, the statements of earnings, retained earnings and cash flows for the years ended December 31, 1998, 1997 and 1996 have not been provided.

NOTE 2 - SECURITIES ISSUANCES

     The Company uses its shelf registration statements to issue securities on behalf of other companies. For the year ended December 31, 1998, the Company issued no Mortgage Securities on behalf of DHI. The Company did not issue any Bonds in 1998, 1997 or 1996. The outstanding aggregate principal balance at December 31, 1998 and 1997 of securities issued by the Company was $1.9 billion and $2.9 billion, respectively. These securities were secured by mortgage collateral with an outstanding aggregate principal balance of $1.9 billion and $2.9 billion at December 31, 1998 and 1997, respectively.

     At December 31, 1998, the Company had $1.4 billion remaining for issuance under registration statements filed with the Securities and Exchange Commission.

     All fees and expenses related to issuance and administrative services for securities issued under the Company's shelf registration statements are recorded in the financial statements of SMFC.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     On July 21, 1998, the Audit Committee of Dynex Capital, Inc. approved the appointment of the accounting firm of Deloitte & Touche LLP ("D&T") as the independent accountants for the year ending December 31, 1998 to replace KPMG Peat Marwick LLP ("KPMG"), who were dismissed as the independent accountants effective with such appointment.

     The report of KPMG on the Company's balance sheets for each of the two years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company's balance sheets for the two years ended December 31, 1997 and 1996, and through July 21, 1998, there have been no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the balance sheets for such years.

     During the two years ended December 31, 1997 and 1996, and through July 21, 1998, the Company had not consulted with D&T regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that D&T concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

           Information in response to this Item is omitted pursuant to General Instruction I.

Item 11.   Executive Compensation

           Information in response to this Item is omitted pursuant to General Instruction I.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           Information in response to this Item is omitted pursuant to General Instruction I.

Item 13.   Certain Relationships and Related Transactions

           Information in response to this Item is omitted pursuant to General Instruction I.

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

         None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNEX SECURITIES CORPORATION
                                      (Registrant)


March 31, 1999                        By:  /s/ Lynn K. Geurin
                                           Lynn K. Geurin
                                           President
                                           (Principal Executive Officer)


March 31, 1999                        By:  /s/ Stephen J. Benedetti
                                           Stephen J. Benedetti
                                           Treasurer and Chief Financial Officer
                                           (Principal Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                           Capacity                    Date


/s/ Lynn K. Geurin                      Director               March 31, 1999
Lynn K. Geurin


/s/ C. M. Bachtell                      Director               March 31, 1999
C. M. Bachtell

                                  EXHIBIT INDEX



                                                                            Sequentially
Exhibit                                                                     Numbered Page


23.1              Consent of DELOITTE & TOUCHE LLP                                I

23.2              Consent of KPMG LLP                                            II
