Form 10-Q
period 1999-03-31
DYNEX SECURITIES CORP
filed 1999-05-17
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of April 30, 1999, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

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


                                                                                     Page Number

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at March 31, 1999 and
                      December 31, 1998                                                 3

                      Notes to Unaudited Financial Statements                           4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     5

Item 3.           Quantitative and Qualitative Disclosure about Market Risk             5

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                     6

Item 5.           Other Information                                                     6

Item 6.           Exhibits and Reports on Form 8-K                                      6

SIGNATURES                                                                              12

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS
(dollars in thousands)


                                                                       March 31,             December 31,
                                                                         1999                   1998
                                                                    ----------------       ----------------

ASSETS
Cash                                                                 $                      $      10
                                                                           10
                                                                     ===========            ============

SHAREHOLDER'S EQUITY
Common stock, no par value;
     10,000 shares authorized, issued and outstanding                $                      $      10
                                                                           10
                                                                     ===========            ============


See notes to unaudited financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 1999


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Dynex Securities Corporation (the "Company"). The Company is a wholly-owned subsidiary Dynex Holding, Inc. ("DHI"). The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of certificates of participation ("Mortgage Securities") and collateralized bonds ("Bonds").

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of March 31, 1999 is unaudited. The Balance Sheet at December 31, 1998 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC Funding Corporation, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the three months ended March 31, 1999 and 1998 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dynex Securities Corporation (the "Company"), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 10,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. DHI is an affiliate of Dynex Capital, Inc.

The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized bonds (the "Bonds") and certificates of participation ("Mortgage Securities"). The Bonds will be issued pursuant to an indenture or indentures and will be secured by securities backed by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the "Collateral"). The Collateral for a series of Bonds will be pledged to a trustee. The Mortgage Securities will represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

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

During the three months ended March 31, 1999, the Company issued no Mortgage Securities or Bonds on behalf of DHI.

At March 31, 1999, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.


Item 3.    Quantitative and Qualitative Disclosures about Market Risk

None.

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

3.2 By-Laws of the Registrant Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992).

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

4.10 Copy of Series 1993-3 TrustAgreement dated as of February 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 11, 1993).

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






Dated:  May 17, 1999