Form 10-Q
period 1999-06-30
DYNEX SECURITIES CORP
filed 1999-08-13
CIK 889472

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of July 31, 1999, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

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

Item 1.           Financial Statements
                      Balance Sheets at June 30, 1999 and
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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS
(dollars in thousands)

                                                                       June 30,             December 31,
                                                                         1999                   1998
                                                                    ----------------       -------------

ASSETS
Cash                                                                 $     10               $      10
                                                                     ===========            ============

SHAREHOLDER'S EQUITY
Common stock, no par value;
     10,000 shares authorized, issued and outstanding                $     10                 $      10
                                                                     ===========            ============

See notes to unaudited financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1999


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

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of June 30, 1999 is unaudited. The Balance Sheet at December 31, 1998 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC Funding Corporation, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the six months ended June 30, 1999 and 1998 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

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

The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized bonds (the "Bonds") and certificates of participation ("Mortgage Securities"). The Bonds will be issued pursuant to an indenture or indentures and will be secured by securities backed by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the 'Collateral"). The Collateral for a series of Bonds will be pledged to a trustee. The Mortgage Securities will represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

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

During the six months ended June 30, 1999, the Company issued no Mortgage Securities or Bonds on behalf of DHI.

At June 30, 1999, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

                                DYNEX SECURITIES CORPORATION


                                By:   /s/ Lynn K. Geurin
                                      Lynn K. Geurin
                                      (Principal Executive Officer)





                                      /s/ Teresa G. Eastep
                                      Teresa G. Eastep
                                      (Principal Financial & Accounting Officer)






Dated:  August 13, 1999