Form 10-K
period 1999-12-31
DYNEX SECURITIES CORP
filed 2000-04-13
CIK 889472

UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D. C. 20549

     FORM 10-K (mark one) [ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1999

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                               Commission File No. 0-20552

                              DYNEX SECURITIES CORPORATION
                  (Exact name of registrant as specified in its charter)

                           Virginia                                    52-1739975
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

         10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia       23060
              (Address or principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (804) 217-5800

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, February 28, 2000: NONE

     As of February 28, 2000, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.


      DYNEX SECURITIES CORPORATION
      1999 FORM 10-K ANNUAL REPORT
            TABLE OF CONTENTS


                                                                                                 Page Number
PART I.

         Item 1.    Business                                                                            3
         Item 2.    Properties                                                                          4
         Item 3.    Legal Proceedings                                                                   4
         Item 4.    Submission of Matters to a Vote of Security Holders                                 4

PART II.

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters               4
         Item 6.    Selected Financial Data                                                             4
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                               4
         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                          4
         Item 8.    Financial Statements and Supplementary Data                                         4
         Item 9.    Changes In and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                                8
PART III.

         Item 10.   Directors and Executive Officers of the Registrant                                  8
         Item 11.   Executive Compensation                                                              8
         Item 12.   Security Ownership of Certain Beneficial Owners and Management                      8
         Item 13.   Certain Relationships and Related Transactions                                      8

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                     8

SIGNATURES                                                                                             15

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

     From the date of its inception to December 31, 1999, the Company has issued 30 series of Mortgage Securities on behalf of SMFC totaling $6.7 billion and has not issued any series of Bonds. During 1999 and 1998, the Company issued no Mortgage Securities on behalf of DHI.

     The Mortgage Securities and Bonds and the related Collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated Collateral in accordance with generally accepted accounting principles.

     At December 31, 1999, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.    Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

DYNEX SECURITIES CORPORATION

December 31, 1999 and 1998

Independent Auditors' Report for the year ended December 31, 1999 and 1998.....5
Balance Sheets.................................................................6
Notes to Balance Sheets........................................................7



INDEPENDENT AUDITORS' REPORT



The Board of Directors
Dynex Securities Corporation:



     We have audited the accompanying balance sheets of Dynex Securities Corporation, a wholly-owned subsidiary of Dynex Holding, Inc., as of December 31, 1999 and 1998. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets are based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, such 1999 and 1998 balance sheets present fairly, in all material respects, the financial position of Dynex Securities Corporation as of December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP


Richmond, Virginia
March 30, 2000



BALANCE SHEETS
December 31, 1999 and 1998

                                                           1999           1998
                                                        -----------    ---------
ASSETS
Cash                                                      $ 10,000      $ 10,000
                                                        ===========    =========

STOCKHOLDER'S EQUITY
Common Stock, no par value;
    10,000 shares authorized, issued and outstanding      $ 10,000      $ 10,000
                                                        ===========    =========

See accompanying notes to the balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO BALANCE SHEETS

December 31, 1999 and 1998

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

     The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. All fees and expenses related to issuance and administrative services for securities issued under the Company's shelf registration statements are recorded in the financial statements of SMFC. Accordingly, the statements of operations, shareholder's equity and cash flows for the years ended December 31, 1999, 1998 and 1997 have not been provided.

NOTE 2 - SECURITIES ISSUANCES

     The Company uses its shelf registration statements to issue securities on behalf of other companies. For the year ended December 31, 1999 and 1998, the Company issued no Mortgage Securities on behalf of DHI. The Company did not issue any Bonds in 1999, 1998 or 1997. The outstanding aggregate principal balance at December 31, 1999 and 1998 of securities issued by the Company was $1.3 billion and $1.9 billion, respectively. These securities were secured by mortgage collateral with an outstanding aggregate principal balance of $1.3 billion and $1.9 billion at December 31, 1999 and 1998, respectively.

     At December 31, 1999, the Company had $1.4 billion remaining for issuance under registration statements filed with the Securities and Exchange Commission.



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

     The report of KPMG on the Company's balance sheets for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company's balance sheets for the year ended December 31, 1997, and through July 21, 1998, there have been no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the balance sheets for such years.

     During the year ended  December  31, 1997,  and through July 21, 1998,  the
Company had not consulted with D&T regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.


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

                            DYNEX SECURITIES CORPORATION
                                                           (Registrant)


March 30, 2000                           By:  /s/ Lynn K. Geurin
                                                Lynn K. Geurin
                                               President
                                               (Principal Executive Officer)


March 30, 2000                           By:  /s/ Stephen J. Benedetti
                                                Stephen J. Benedetti
                                           Treasurer and Chief Financial Officer
                                               (Principal Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                  Capacity                 Date


/s/ Lynn K. Geurin                Director                 March 30, 2000
Lynn K. Geurin


/s/ C. M. Bachtell                Director                 March 30, 2000
C. M. Bachtell




               EXHIBIT INDEX



                                                                    Sequentially
Exhibit                                                            Numbered Page

23.1              Consent of DELOITTE & TOUCHE LLP                      I


                                                    I-1