Form 10-Q
period 2000-03-31
DYNEX SECURITIES CORP
filed 2000-05-15
CIK 889472

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                     FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                        For the quarter ended March 31, 2000

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                           Commission file number 0-20552


                     DYNEX SECURITIES CORPORATION
        (Exact name of registrant as specified in its charter)

            Virginia                                        52-1739975
(State orother jurisdiction ofincorporation) (I.R.S.Employer Identification No.)

     10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia               23060
      (Address of principal executive offices)                        (Zip Code)

                               (804) 217-5800
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of April 30, 2000, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


                                            DYNEX SECURITIES CORPORATION
                                                     FORM 10-Q
                                                       INDEX


                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at March 31, 2000 and
                      December 31, 1999                                                 3

                      Notes to Unaudited Financial Statements                           4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     5

Item 3.           Quantitative and Qualitative Disclosure about Market Risk             5

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                     6

Item 5.           Other Information                                                     6

Item 6.           Exhibits and Reports on Form 8-K                                      6

SIGNATURES

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS

                                                                       March 31,          December 31,
                                                                         2000                   1999
                                                                    ----------------      -----------------
ASSETS
Cash                                                                 $ 10,000               $ 10,000
                                                                 ===================    ===================

SHAREHOLDER'S EQUITY
Common Stock, no par value;
     10,000 shares authorized, issued and outstanding                $ 10,000               $ 10,000
                                                                 ===================    ===================

See accompanying notes to the balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2000


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Dynex Securities Corporation (the "Company"). The Company is a wholly-owned subsidiary of Dynex Holding, Inc. ("DHI"). The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of certificates of participation ("Mortgage Securities") and collateralized bonds ("Bonds"). The most recent securitization of mortgage loans by the Company occurred in September 1995, when the Company was a subsidiary of SMFC Funding Corporation ("SMFC"), now an affiliate.

     In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of March 31, 2000 is unaudited. The Balance Sheet at December 31, 1999 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the three months ended March 31, 2000 and 1999 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.



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

     During the three months ended March 31, 2000, the Company issued no Mortgage Securities or Bonds on behalf of DHI. The most recent securitization of mortgage loans by the Company occurred in September 1995, when the Company was a subsidiary of SMFC, now an affiliate.

     At March 31, 2000, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

                         DYNEX SECURITIES CORPORATION


                         By:   /s/ William H West, Jr.
                              William H. West, Jr.
                              Executive Vice President
                              (Principal Executive Officer)





                              /s/ Stephen Benedetti
                             Stephen Benedetti
                             Treasurer
                             (Principal Financial & Accounting Officer)






Dated:  May 15, 2000