Form 10-Q
period 2000-06-30
DYNEX SECURITIES CORP
filed 2000-08-14
CIK 889472

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                     FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                        For the quarter ended June 30, 2000

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                           Commission file number 0-20552


                         DYNEX SECURITIES CORPORATION
            (Exact name of registrant as specified in its charter)

           Virginia                                          52-1739975
(State or other jurisdiction of incorporation)(I.R.S.Employer Identification No)

     4551 Cox Road, Suite 300, Glen Allen, Virginia               23060
      (Address of principal executive offices)                   (Zip Code)

                                         (804) 217-5800
                     (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of July 31, 2000, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

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

Item 1.           Financial Statements
                      Balance Sheets at June 30, 2000 and
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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS

                                                                       June 30,           December 31,
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


DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2000


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

     In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of June 30, 2000 is unaudited. The Balance Sheet at December 31, 1999 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the six months ended June 30, 2000 and 1999 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.



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

     During the six months ended June 30, 2000, the Company issued no Mortgage Securities or Bonds on behalf of DHI. The most recent securitization of mortgage loans by the Company occurred in September 1995, when the Company was a subsidiary of SMFC, now an affiliate.

     At June 30, 2000, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

                                 DYNEX SECURITIES CORPORATION


                                 By:  /s/ Stephen J. Benedetti
                                      Stephen J. Benedetti
                                      Treasurer
                                      (Principal Executive Officer and
                                      Principal Financial & Accounting Officer)






Dated:  August 14, 2000