Form 10-K
period 2000-12-31
DYNEX SECURITIES CORP
filed 2001-04-02
CIK 889472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549

     FORM 10-K (mark one) [ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                  For the fiscal year ended December 31, 2000

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission File No. 0-20552

                          DYNEX SECURITIES CORPORATION
              (Exact name of registrant as specified in its charter)

            Virginia                                             52-1739975
            --------                                             ----------
(State or other jurisdiction                                  (IRS Employer
 of incorporation or organization)                      Identification No.)

4551 Cox Road, 3rd Floor, Glen Allen, Virginia                 23060
(Address or principal executive                              (Zip Code)

     Registrant's telephone number, including area code (804) 217-5800
                                                         --------------

     Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                 ----

     Securities registered pursuant to Section 12(g) of the Act: NONE
                                                                 ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, February 28, 2001: NONE

     As of February 28, 2001, the latest practicable date, there were 1000 shares of Dynex Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

                          DYNEX SECURITIES CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
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

                                     PART I

Item 1.  Business

Dynex Securities Corporation (the "Company"), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. Inc.On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc., an affiliate of DHI.

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

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds or Mortgage Securities will be used to purchase Collateral from Dynex Capital, Inc., the Company (in the case of Mortgage Securities issued by a trust) or various third parties.

After the issuance of a series of Bonds, the Company may sell the Collateral securing that series of Bonds, subject to the lien of the Bonds.

From the date of its inception to December 31, 2000, the Company has issued 30 series of Mortgage Securities on behalf of SMFC totaling $6.7 billion and has not issued any series of Bonds. During 2000 and 1999, the Company issued no Mortgage Securities on behalf of DHI.

The Mortgage Securities and Bonds and the related Collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated Collateral in accordance with generally accepted accounting principles.

At December 31, 2000, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

Substantially all classes of Mortgage Securities issued, except for those sold in a private placement, have been rated in the two highest categories (i.e. AA or AAA) by one or more nationally recognized statistical rating agencies. The Company may issue additional Mortgage Securities and Bonds in the future.

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

                                     PART II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     All of the Company's outstanding common stock is owned by Dynex Capital, Inc. Accordingly, there is no market for its common stock. The Company has paid no dividends with respect to its common stock.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.    Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

DYNEX SECURITIES CORPORATION

December 31,      2000 and     1999

Independent Auditors' Report for the years ended December 31, 2000
     1999....................................................................5
Balance Sheets...............................................................6
Notes to Balance Sheets......................................................7

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Dynex Securities Corporation:



We have audited the accompanying balance sheets of Dynex Securities Corporation, a wholly-owned subsidiary of Dynex Capital, Inc., as of December 31, 2000 and 1999. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2000 and 1999 balance sheets present fairly, in all material respects, the financial position of Dynex Securities Corporation as of December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP


Richmond, Virginia
March 30, 2001



DYNEX SECURITIES CORPORATION

BALANCE SHEETS
December 31, 2000 and 1999

                                                             2000         1999
                                                       ----------      -------
ASSETS
Cash                                                     $ 10,000     $ 10,000
                                                        =========     ========

STOCKHOLDER'S EQUITY
Common Stock, no par value;
          1,000 shares authorized, issued
          and outstanding                                $ 10,000     $ 10,000
                                                      ===========  ===========

See accompanying notes to the balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO BALANCE SHEETS

December 31,      2000 and 1999

NOTE 1 - FORMATION OF THE COMPANY

Dynex Securities Corporation (the "Company"), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of Common Stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. On November 1, 2000, DHI sold all of the capital stock of the Company to Dynex Capital, Inc., an affiliate of DHI. The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of certificates of participation ("Mortgage Securities") and collateralized mortgage obligations ("Bonds").

     The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as a sale by SMFC of the associated mortgage collateral in accordance with generally accepted accounting principles. All fees and expenses related to issuance and administrative services for securities issued under the Company's shelf registration statements are recorded in the financial statements of SMFC. Accordingly, the statements of operations, shareholder's equity and cash flows for the years ended December 31, 2000, 1999, and 1998 have not been provided.

NOTE 2 - SECURITIES ISSUANCES

The Company uses its shelf registration statements to issue securities on behalf of other companies. For the year ended December 31, 2000 and 1999, the Company issued no Mortgage Securities. The Company did not issue any Bonds in 2000, 1999, or 1998. The outstanding aggregate principal balance at December 31, 2000 and 1999 of securities issued by the Company was $1.0 billion and $1.3 billion , respectively. These securities were secured by mortgage collateral with an outstanding aggregate principal balance of $1.0 billion and $1.3 billion at December 31, 2000 and 1999, respectively.

At December 31, 2000, the Company had $1.4 billion remaining for issuance under registration statements filed with the Securities and Exchange Commission.

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

                                              DYNEX SECURITIES CORPORATION
                                                     (Registrant)


        April 2,     2001                     By:  /s/ Lisa Cooke
                                                   -----------------------
                                                   Lisa Cooke
                                                   Vice President
                                                  (Principal Executive Officer)


        April 2,     2001                     By:  /s/ Stephen J. Benedetti
                                                 -----------------------------
                                                 Stephen J. Benedetti
                                                 Treasurer
                                                 (Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                    Capacity                                Date



   ------------------------          Director                      April 2, 2001
   /s/ C. M. Bachtell
   ------------------------
C. M. Bachtell

                               EXHIBIT INDEX



                                                                  Sequentially
Exhibit                                                          Numbered Page
- -------                                                        ----------------

23.1              Consent of DELOITTE & TOUCHE LLP                          I-1

                                                                  Exhibit 23.1



INDEPENDENT AUDITORS' CONSENT







We consent to the incorporation by reference in the registration statement No 33-84846 of Dynex Securities Corporation on Form S-3 of our report dated March 30, 2001, appearing in this Annual Report on Form 10-K of Dynex Securities Corporation for the year ended December 31, 2000.


DELOITTE & TOUCHE LLP




Richmond, Virginia
April 2, 2001