Form 10-Q
period 2001-03-31
DYNEX SECURITIES CORP
filed 2001-05-15
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-20552


                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                  Virginia                                 52-1739975
        (State or other jurisdiction                    (I.R.S. Employer
             of  incorporation)                        Identification No.)

4551 Cox Road, 3rd Floor, Glen Allen, Virginia               23060
 (Address of principal executive offices)                 (Zip Code)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of April 30, 2001, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

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

                                                                     Page Number

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                    Balance Sheets at March 31, 2001 (unaudited)
                    and December 31, 2000                                3

                    Notes to Balance Sheets                              4

Item 2.           Management's Discussion and Analysis of
                    Financial Condition                                  5

Item 3.           Quantitative and Qualitative Disclosure about
                    Market Risk                                          5

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                      6

Item 5.           Other Information                                      6

Item 6.           Exhibits and Reports on Form 8-K                       6

SIGNATURES                                                              12

PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS

                                            (Unaudited)
                                             March 31,            December 31,
                                               2001                   2000
                                         ----------------      -----------------

ASSETS
Cash                                           $ 10,000              $ 10,000
                                       ===================    ==================

SHAREHOLDER'S EQUITY
Common Stock, no par value;
  10,000 shares authorized,
    issued and outstanding                     $ 10,000              $ 10,000
                                       ===================    ==================

See accompanying notes to the balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO BALANCE SHEETS
March 31, 2001


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated balance sheets have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete balance sheets. The financial statements include the accounts of Dynex Securities Corporation (the "Company"). The Company, was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc., an affiliate of DHI.

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

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of March 31, 2001 is unaudited. The Balance Sheet at December 31, 2000 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the three months ended March 31, 2001 and 2000 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition

Dynex Securities Corporation (the "Company"), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc., an affiliate of DHI.

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

During the three months ended March 31, 2001, the Company issued no Mortgage Securities or Bonds on behalf of DHI. The most recent securitization of mortgage loans by the Company occurred in September 1995, when the Company was a subsidiary of SMFC, now an affiliate.

At March 31, 2001, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.


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

4.33 Standard Terms to Trust Agreement (August 1994 Edition)(Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed September 13, 1994).

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

                                     DYNEX SECURITIES CORPORATION


                                     By:  /s/ Lisa Cooke
                                          --------------------------------------
                                          Lisa Cooke
                                          Vice President
                                          (Principal Executive Officer)



                                          /s/ Stephen J. Benedetti
                                          --------------------------------------
                                          Stephen J. Benedetti
                                          Treasurer
                                          (Principal Financial &
                                           Accounting Officer)

Dated:  May 15, 2001