Form 10-Q
period 2001-06-30
DYNEX SECURITIES CORP
filed 2001-08-10
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of July 31, 2001, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

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


                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at June 30, 2001 and
                      December 31, 2000                                                 3

                      Notes to Unaudited Financial Statements                           4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     5

Item 3.           Quantitative and Qualitative Disclosure about Market Risk             5

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                     6

Item 5.           Other Information                                                     6

Item 6.           Exhibits and Reports on Form 8-K                                      6

SIGNATURES                                                                              12

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS

                                                                     (Unaudited)
                                                                       June 30,           December 31,
                                                                         2001                   2000
                                                                 -------------------    -------------------
ASSETS
Cash                                                                 $ 10,000               $ 10,000
                                                                 ===================    ===================

SHAREHOLDER'S EQUITY
Common Stock, no par value;
     10,000 shares authorized, issued and outstanding                $ 10,000               $ 10,000
                                                                 ===================    ===================

See accompanying notes to the balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2001


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

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of June 30, 2001 is unaudited. The Balance Sheet at December 31, 2000 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the six months ended June 30, 2001 and 2000 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Dynex Securities Corporation (the "Company"), was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc. ("DX"), an affiliate of DHI.

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

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds or Mortgage Securities will be used to purchase Collateral from DX, the Company (in the case of Mortgage Securities issued by a trust) or various third parties. DX, its affiliates and the Company can be expected to use the proceeds received from the sale of the Collateral to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral.

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

During the six months ended June 30, 2001, the Company issued no Mortgage Securities or Bonds on behalf of DX. The most recent securitization of mortgage loans by the Company occurred in September 1995, when the Company was a subsidiary of SMFC, now an affiliate.

At June 30, 2001, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.


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

                                  DYNEX SECURITIES CORPORATION




                                  By:  /s/ Stephen J. Benedetti
                                       -----------------------------------
                                       Stephen J. Benedetti
                                       Treasurer
                                       (Principal Executive Officer and
                                       Principal Financial & Accounting Officer)

Dated:  August 10, 2001