Form 10-Q
period 2001-10-31
DYNEX SECURITIES CORP
filed 2001-11-14
CIK 889472

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

                    For the quarter ended September 30, 2001

            |_| Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         Commission file number 0-20552


                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                  Virginia                                 52-1739975
       (State or other jurisdiction                     (I.R.S. Employer
               of incorporation)                       Identification No.)

     4551 Cox Road, Suite 300,                                  23060
        Glen Allen, Virginia                                  (Zip Code)
(Address of principal executive offices)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of October 31, 2001, the latest practicable date, there were 10,000 shares of Dynex Securities Corporation common stock outstanding.

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

Item 1.     Financial Statements
              Balance Sheets at September 30, 2001 and
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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS

                                                                     (Unaudited)
                                                                     September 30,        December 31,
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

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2001


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

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of September 30, 2001 is unaudited. The Balance Sheet at December 31, 2000 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the nine months ended September 30, 2001 and 2000 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

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

During the nine months ended September 30, 2001, the Company issued no Mortgage Securities or Bonds on behalf of DX. The most recent securitization of mortgage loans by the Company occurred in September 1995, when the Company was a subsidiary of SMFC, now an affiliate.

At September 30, 2001, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

                                       DYNEX SECURITIES CORPORATION




                                       By:  /s/ Stephen J. Benedetti
                                            -----------------------------------
                                            Stephen J. Benedetti, Treasurer
                                            (Principal Executive Officer and
                                            Principal Financial and
                                            Accounting Officer)

Dated:  November 12, 2001