Form 10-K
period 2001-12-31
DYNEX SECURITIES CORP
filed 2002-03-28
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

[   ] Transition Report Pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934

                           Commission File No. 0-20552

                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

       Virginia                                           52-1739975
       --------                                           ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


4551 Cox Road, 3rd Floor                                     23060
Glen Allen, Virginia                                      (Zip Code)
(Address or principal executive offices)

        Registrant's telephone number, including area code: (804) 217-5800

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of the latest practicable date, February 28, 2002: None

As of February 28, 2002, the latest practicable date, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

================================================================================

                          DYNEX SECURITIES CORPORATION
                          2001 FORM 10-K ANNUAL REPORT
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

                                     PART I

Item 1.  Business

     Dynex Securities Corporation (the "Company"), was incorporated in Virginia on July 8, 1992 as a wholly owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividend all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc., an affiliate of DHI.

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

From the date of its inception to December 31, 2001, the Company has issued 30 series of Mortgage Securities on behalf of SMFC totaling $6.7 billion and has not issued any series of Bonds. During 2001 and 2000, the Company issued no Mortgage Securities on behalf of Dynex Capital, Inc.

The Mortgage Securities and Bonds and the related Collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated Collateral in accordance with generally accepted accounting principles.

At December 31, 2001, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

Item 6.  Selected Financial Data

     Information in response to this Item is omitted pursuant to General Instruction I. (See Item 7)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Since inception, the Company has used its shelf registration statements to issue Mortgage Securities on behalf of SMFC. The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as sales of the associated collateral in accordance with generally accepted accounting principles. All fees and related expenses in connection with issuance and administrative services related to the Mortgage Securities are recorded in the financial statements of SMFC. Accordingly, the statements of operations, shareholder's equity and cash flows for the years ended December 31, 2001, 2000, and 1999 have not been provided.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.  Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS
DYNEX SECURITIES CORPORATION
December 31, 2001 and 2000

Independent Auditors' Report for the years ended
  December 31, 2001 and 2000..................................................5
Balance Sheets................................................................6
Notes to Balance Sheets.......................................................7

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Dynex Securities Corporation:



We have audited the accompanying balance sheets of Dynex Securities Corporation, a wholly-owned subsidiary of Dynex Capital, Inc., as of December 31, 2001 and 2000. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, such 2001 and 2000 balance sheets present fairly, in all material respects, the financial position of Dynex Securities Corporation as of December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP


Richmond, Virginia
March 5, 2002

DYNEX SECURITIES CORPORATION

BALANCE SHEETS
December 31, 2001 and 2000

                                                     2001            2000
                                                 -----------     -----------
ASSETS
     Cash                                         $ 10,000        $ 10,000
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

December 31, 2001 and 2000

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

The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as a sale by SMFC of the associated mortgage collateral in accordance with generally accepted accounting principles. All fees and expenses related to issuance and administrative services for securities issued under the Company's shelf registration statements are recorded in the financial statements of SMFC. Accordingly, the statements of operations, shareholder's equity and cash flows for the years ended December 31, 2001, 2000, and 1999 have not been provided.

NOTE 2 - SECURITIES ISSUANCES

The Company uses its shelf registration statements to issue securities on behalf of other companies. For the year ended December 31, 2001 and 2000, the Company issued no Mortgage Securities. The Company did not issue any Bonds in 2001, 2000, or 1999. The outstanding aggregate principal balance at December 31, 2001 and 2000 of securities issued by the Company was $0.7 billion and $1.0 billion, respectively. These securities were secured by mortgage collateral with an outstanding aggregate principal balance of $0.7 billion and $1.0 billion at December 31, 2001 and 2000, respectively.

At December 31, 2001, the Company had $1.4 billion remaining for issuance under registration statements filed with the Securities and Exchange Commission.

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

     4.49 Copy of the Series 1992-1 Second Amendment to Trust Agreement, dated as of February 1, 1998, by and among the Registrant, Norwest Bank Minnesota, N.A., as Master Servicer and Chase Bank of Texas, N.A., as Trustee, amending the Trust Agreement, dated August 1, 1992, relating to the Registrant's Mortgage Participation Securities, Series 1992-1.

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

                                       DYNEX SECURITIES CORPORATION
                                       (Registrant)




March 28, 2002                          By:  /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti, Treasurer
                                             (Principal Executive Officer
                                              and Principal Financial and
                                              Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                              Capacity               Date


/s/ C. M. Bachtell                            Director           March 28, 2002
----------------------------------------
C. M. Bachtell

                                  EXHIBIT INDEX



                                                           Sequentially
Exhibit                                                    Numbered Page
-------                                                  ----------------

23.1  Consent of DELOITTE & TOUCHE LLP                          I-1

                                                                    Exhibit 23.1




INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the registration statement No 33-84846 of Dynex Securities Corporation on Form S-3 of our report dated March 5, 2002, appearing in this Annual Report on Form 10-K of Dynex Securities Corporation for the year ended December 31, 2001.


DELOITTE & TOUCHE LLP


Richmond, Virginia
March 28, 2002