Form 10-Q
period 2002-03-31
DYNEX SECURITIES CORP
filed 2002-05-15
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2002

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-20552


                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

              Virginia                                     52-1739975
   (State or other jurisdiction                         (I.R.S. Employer
        of  incorporation)                             Identification No.)

     4551 Cox Road, Suite 300                                 23060
       Glen Allen, Virginia                                 (Zip Code)
 (Address of principal executive offices)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of April 30, 2002, the latest practicable date, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

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

Item 1.   Financial Statements

            Condensed Balance Sheets at March 31, 2002 (unaudited)
             and December 31, 2001........................................1

            Notes to Unaudited Condensed Financial
             Statements...................................................2

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................2

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.......3

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................3

Item 5.   Other Information...............................................3

Item 6.   Exhibits and Reports on Form 8-K................................3

SIGNATURES...............................................................10

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

DYNEX SECURITIES CORPORATION
CONDENSED BALANCE SHEETS

                                                                     (Unaudited)
                                                                       March 31,          December 31,
                                                                         2002                 2001
                                                                 -------------------    -------------------
ASSETS
Cash                                                                 $ 10,000               $ 10,000
                                                                 ===================    ===================

SHAREHOLDER'S EQUITY
Common Stock, no par value;
     1,000 shares authorized, issued and outstanding                 $ 10,000               $ 10,000
                                                                 ===================    ===================

See accompanying notes to the balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS
---------------------------------------

     The accompanying condensed balance sheets have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete balance sheets. The financial statements include the accounts of Dynex Securities Corporation (the "Company"). The Company, was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc., an affiliate of DHI.

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

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet at March 31, 2002 is unaudited. The Balance Sheet as of December 31, 2001 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the three months ended March 31, 2002 and 2001 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 2001.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

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

During the three months ended March 31, 2002, the Company issued no Mortgage Securities or Bonds on behalf of DX. The most recent securitization of mortgage loans by the Company occurred in September 1995, when the Company was a subsidiary of SMFC, now an affiliate.

At March 31, 2002, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.


Item 3.    Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

None.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings:
              -----------------

              None.

Item 5.       Other Information:
              -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K:
              --------------------------------

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DYNEX SECURITIES CORPORATION




                                   By:  /s/ Stephen J. Benedetti
                                       ------------------------------------
                                       Stephen J. Benedetti
                                       Treasurer
                                       (Principal Executive Officer and
                                       Principal Financial & Accounting Officer)

Dated:  May 15, 2002