Form 10-Q
period 2002-06-30
DYNEX SECURITIES CORP
filed 2002-08-14
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2002

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-20552


                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)


                           Virginia                                                       52-1549373
                (State or other jurisdiction of                                        (I.R.S. Employer
                incorporation or organization)                                        Identification No.)

        4551 Cox Road, Suite 300, Glen Allen, Virginia                                       23060
           (Address of principal executive offices)                                       (Zip Code)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of July 31, 2002, the latest practicable date, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


================================================================================

                          DYNEX SECURITIES CORPORATION

                                    FORM 10-Q


                                      Index

                                                                           Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets at June 30, 2002 and December 31, 2001..............1
          Notes to Unaudited Financial Statements............................2

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................2

Item 3.   Quantitative and Qualitative Disclosure about Market Risk..........3


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................4

Item 5.   Other Information..................................................4

Item 6.   Exhibits and Reports on Form 8-K...................................4

SIGNATURES...................................................................8

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS



                                                                          (Unaudited)
                                                                           June 30,                    December 31,
                                                                             2002                          2001
                                                                   --------------------------    --------------------------

ASSETS
Cash                                                                     $      10,000                 $      10,000
                                                                   ==========================    ==========================

SHAREHOLDER'S EQUITY Common Stock, no par value:
     10,000 shares authorized,
     1,000 issued and outstanding                                        $      10,000                 $      10,000
                                                                   ==========================    ==========================

See accompanying notes to the balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2002


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed balance sheet has been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles" for complete balance sheets. The financial statements include the accounts of Dynex Securities Corporation (the "Company"). The Company was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc., an affiliate of DHI.

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

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of June 30, 2002 is unaudited. The Balance Sheet at December 31, 2001 has been taken from the audited financial statements as of that date. The Mortgage Securities, Bonds and the related collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds had been accounted for by the Company's previous parent, SMFC, as a sale of the associated collateral in accordance with generally accepted accounting principles. Accordingly, the statements of operations, shareholder's equity and cash flows for the six months ended June 30, 2002 and 2001 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Dynex Securities Corporation (the "Company") was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc. ("DX"), an affiliate of DHI.

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

     After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds or Mortgage Securities will be used to purchase Collateral from Dynex Capital, Inc., the Company (in the case of Mortgage Securities issued by a trust) or various third parties. Dynex Capital, Inc., its affiliates and the Company can be expected to use the proceeds received from the sale of the Collateral to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral.

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

During the six months ended June 30, 2002, the Company issued no Mortgage Securities or Bonds on behalf of DX. The most recent securitization of mortgage loans by the Company occurred in September 1995, when the Company was a subsidiary of SMFC, now an affiliate.

At June 30, 2002, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings:

None.


Item 5.  Other Information:

None.


Item 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibits

     3.1 Articles of Incorporation of the Registrant (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 3 3-49520 on Form S-11 filed July 10, 1992).

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

     4.8 Copy of the Series 1993-8 Trust Agreement dated as of August 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed September 3, 1993).

     4.9 Standard Terms to Trust Agreement, dated August 1, 1993 (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed September 3, 1993).

    4.10 Copy of the Series 1993-10 Trust Agreement dated as of January 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed November 1, 1993).

    4.11 Copy of the Series 1994-2 Trust agreement dated as of January 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on form 8-K, filed February 10, 1994).

    4.12 Copy of the Series 1994-4 Trust Agreement dated as of March 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed April 13, 1994).

    4.13 Copy of the Series 1994-2 First Amendment to Trust Agreement dated as of March 15, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed May 5, 1994).

    4.14 Copy of the Series 1994-4 First Amendment to Trust Agreement dated as of April 15, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed May 18, 1994).

    4.15 Copy of the Series 1994-9 Trust Agreement, dated as of June 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed July 12, 1994).

    4.16 Standard Terms to Trust Agreement (August 1994 Edition) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed September 13, 1994).

    4.17 Copy of the Series 1994-2 Second Amendment to Trust Agreement dated as of September 27, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 5, 1994).

    4.18 Copy of the Series 1993-10 First Amendment to Trust Agreement, dated as of October 7, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 13, 1994).

    4.19 Standard Terms to Trust Agreement (Pool Insurance) (October 1994 Edition) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed November 10, 1994).

    4.20 Copy of the Series 1993-8 First Amendment to Trust Agreement, dated as of November 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed December 15, 1994).

    4.21 Copy of the Series 1994-4 Second Amendment to Trust Agreement, dated as of November 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed December 15, 1994).

    4.22 Copy of the September 1995 Edition of Standard Terms to Trust Agreement (with Servicing Agreement for Credit Sensitive Loans) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

    4.23 Copy of the Series 1995-2 Trust Agreement, dated as of September 1, 1995, by and among the Registrant, Resource Mortgage Capital, Inc., a Master Servicer, and Texas Commerce Bank National Association, as trustee (Incorporated herein by reference to the Exhibits to the Registrant's CurrentReport on Form 8-K, filed October 12, 1995).

    4.24 Copy of the Series 1992-1 First Amendment to Trust Agreement, dated as of December 1, 1995, by and among the Registrant, Norwest Bank Minnesota, N.A.,as Master Servicer, and Texas Commerce Bank National Association, as Trustee(Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 11, 1996).

    4.25 Copy of the Series 1992-2 First Amendment to Trust Agreement, dated as of December 1, 1995, by and among the Registrant, Norwest Bank Minnesota, N.A., as Master Servicer, and Texas Commerce Bank National Association, as Trustee(Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed January 11, 1996).

    4.26 Copy of the Series 1992-3 First Amendment to Trust Agreement, dated as of December 1, 1995, by and among the Registrant, Norwest Bank Minnesota, N.A., as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 11, 1996).

    4.27 Copy of the Series 1992-4 First Amendment to Trust Agreement, dated as of December 1, 1995, by and among the Registrant, Norwest Bank Minnesota, N.A.,as Master Servicer, and Texas Commerce Bank National Association, as trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed January 11, 1996).

    4.28 Copy of the Series 1992-1 Second Amendment to Trust Agreement, dated as of February 1, 1998, by and amount the Registrant, Norwest Bank Minnesota,N.A., as Master Servicer and Chase Bank of Texas, N.A., as Trustee, amending the Trust Agreement, dated August 1, 1992, relating to the Registrant's Mortgage Participation Securities, Series 1992-1.

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

    99.3 Form of Pool  Insurance  Policy  issued by General  Electric  Mortgage
         Insurance  Company   (Incorporated  herein  by  reference  to  the
         Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10,1992).

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

    99.8 Copy of Financial Security Insurance Policy No. 50398A-N issued by Financial Security Assurance Inc., together with Endorsements, relating to the Series 1995-2 Class 1A-2 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

    99.9 Copy of Financial Security Insurance Policy No. 50398A-N issued by Financial Security Assurance Inc., together with Endorsements, relating to the Series 1995-2 Class 1A-3 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

   99.10 Copy of the Meritech Servicing Agreement dated September 1, 1995 (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

   99.11 Copy of the Standard Terms to Meritech Servicing Agreement for Saxon Mortgage Securities Corporation, September 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

   99.12 Copy of the Saxon Mortgage, Inc. Servicing Guide for Credit Sensitive Loans, February 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

     (b) Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DYNEX SECURITIES CORPORATION




                           By: /s/ Stephen J. Benedetti
                               -------------------------------------------------
                               Stephen J. Benedetti, Executive Vice President, Chief Financial Officer, and Treasurer
                               (principal accounting officer)


Dated:  August 14, 2002