Form 10-Q
period 2002-09-30
DYNEX SECURITIES CORP
filed 2002-11-15
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2002

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-20552


                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)


                           Virginia                                                       52-1785164
                (State or other jurisdiction of                                        (I.R.S. Employer
                incorporation or organization)                                        Identification No.)

        4551 Cox Road, Suite 300, Glen Allen, Virginia                                       23060
           (Address of principal executive offices)                                       (Zip Code)

                                 (804) 217-5800
                    (Registrant's telephone number, including
                                   area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of October 31, 2002, the latest practicable date, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


================================================================================

                          DYNEX SECURITIES CORPORATION

                                    FORM 10-Q


                                      Index

                                                                                                             Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Balance Sheets at September 30, 2002 and December 31, 2001 (unaudited)...........................1
              Notes to Unaudited Financial Statements..........................................................2

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................................................2

Item 3.       Quantitative and Qualitative Disclosure about Market Risk........................................3


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................4

Item 5.       Other Information................................................................................4

Item 6.       Exhibits and Reports on Form 8-K.................................................................4

SIGNATURES    .................................................................................................8

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS  (UNAUDITED)




                                                                         September 30,                 December 31,
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
                                                                   ==========================    ==========================

See accompanying notes to the unaudited balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2002


NOTE 1 - - CONDENSED FINANCIAL STATEMENTS

The accompanying balance sheets have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles" for complete balance sheets. The financial statements include the accounts of Dynex Securities Corporation (the "Company"). The Company was incorporated in Virginia on July 8, 1992 as a wholly owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliate company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc., an affiliate of DHI.

The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized bonds (the "Bonds") and certificates of participation ("Mortgage Securities"). The Bonds are issued pursuant to an indenture or indentures and are secured by securities backed by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the "Collateral"). The Collateral for a series of Bonds will be pledged to a trustee. The Mortgage Securities will represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of September 30, 2002 is unaudited. The Balance Sheet at December 31, 2001 has been taken from the audited financial statements as of that date. The Company has had no operations during the quarter. Accordingly, the statements of operations and cash flows for the nine months ended September 30, 2002 and 2001 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2002, the Company issued no Mortgage Securities or Bonds on behalf of DX. The most recent securitization of mortgage loans by the Company occurred in September 1995.

At September 30, 2002, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         None.

Item 4.  Controls And Procedures

         (a) Evaluation of disclosure controls and procedures.

             As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's management, as appropriate, to allow timely decisions regarding required disclosures.

         (b) Changes in internal controls.

             There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings:

         None.


Item 5.  Other Information:

         None.


Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  3.1 Articles of Incorporation of the Registrant (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992).

                  3.2 By-Laws of the Registrant(Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992).

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

                  4.10 Copy of the Series 1993-10 Trust Agreement dated as of October 1, 1993, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed November 1, 1993).

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

                  99.13 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.14    Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DYNEX SECURITIES CORPORATION




Dated:  November 14, 2002            By: /s/ Stephen J. Benedetti
                                         ---------------------------------------
                                         Stephen J. Benedetti
                                         Executive Vice President,
                                         Chief Financial Officer, and Treasurer
                                         (principal accounting officer)

                                    CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dynex Securities Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                         /s/ Stephen J. Benedetti
                                                -----------------------------
                                                Stephen J. Benedetti
                                                Principal Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Dynex Securities Corporation;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b)  evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                /s/ Stephen J. Benedetti
                                                Stephen J. Benedetti
                                                Chief Financial Officer

                                                                   Exhibit 99.13




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Dynex Securities Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the  Sarbanes-Oxley  Act of 2002,  that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                               /s/ Stephen J. Benedetti
                                              Stephen J. Benedetti
                                              Principal Executive Officer
                                              November 14, 2002

                                                                   Exhibit 99.14




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Dynex Securities Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ Stephen J. Benedetti
                                           Stephen J. Benedetti
                                           Chief Financial Officer
                                           November 14, 2002