Form 10-K
period 2002-12-31
DYNEX SECURITIES CORP
filed 2003-03-31
CIK 889472

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                             -----------------------


                                    FORM 10-K
(Mark One)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
                                       OR
   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          DYNEX SECURITIES CORPORATION
                          ----------------------------

             (Exact name of registrant as specified in its charter)

                                     0-20552
                            (Commission File Number)

             Virginia                                            52-1785164
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

4551 Cox Road, Suite 300, Glen Allen, Virginia                  23060-6740
   (Address of principal executive offices)                     (Zip Code)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of the latest practicable date, February 28, 2003: NONE

As of February 28, 2003, the latest practicable date, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

================================================================================

                          DYNEX SECURITIES CORPORATION
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                            Page

PART I.

 Item 1.  Business........................................................... 1
 Item 2.  Properties......................................................... 1
 Item 3.  Legal Proceedings.................................................. 1
 Item 4.  Submission of Matters to a Vote of Security Holders................ 2


PART II.

 Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters....................................... 2
 Item 6.  Selected Financial Data............................................ 2
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 2
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk......... 2
 Item 8.  Financial Statements and Supplementary Data........................ 2
 Item 9.  Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................. 5


PART III.

 Item 10.   Directors and Executive Officers of the Registrant............... 5
 Item 11.   Executive Compensation........................................... 5
 Item 12.   Security Ownership of Certain Beneficial Owners
             and Management.................................................. 5
 Item 13.   Certain Relationships and Related Transactions................... 6


PART IV.
 Item 14.   Controls And Procedures.......................................... 6
 Item 15.   Exhibits, Financial Statement Schedules
             and Reports on Form 8-K......................................... 6

SIGNATURES  .................................................................11

                                     PART I
                                     ------


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

         From the date of its inception to December 31, 2002, the Company has issued 30 series of Mortgage Securities on behalf of SMFC totaling $6.7 billion and has not issued any series of Bonds. During 2002 and 2001, the Company issued no Mortgage Securities on behalf of Dynex Capital, Inc.

         The Mortgage Securities and Bonds and the related Collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated Collateral in accordance with generally accepted accounting principles.

         At December 31, 2002, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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


                                     PART II
                                     -------


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


Item 6.  Selected Financial Data

     Information in response to this Item is omitted pursuant to General Instruction I. (See Item 7)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Since inception, the Company has used its shelf registration statements to issue Mortgage Securities on behalf of SMFC. The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as sales of the associated collateral in accordance with generally accepted accounting principles. All fees and related expenses in connection with issuance and administrative services related to the Mortgage Securities are recorded in the financial statements of SMFC. Accordingly, the statements of operations, shareholder's equity and cash flows for the years ended December 31, 2002, 2001, and 2000 have not been provided.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         None.


Item 8.  Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

DYNEX SECURITIES CORPORATION

December 31, 2002 and 2001

Independent Auditors' Report for the years ended December 31, 2002 and 2001....................................................................3
Balance Sheets................................................................4
Notes to Balance Sheets.......................................................5

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Dynex Securities Corporation:



We have audited the accompanying balance sheets of Dynex Securities Corporation, (the "Corporation"), (a wholly owned subsidiary of Dynex Capital Inc.), as of December 31, 2002 and 2001. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, such balance sheets present fairly, in all material respects, the financial position of Dynex Securities Corporation as of December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP


Richmond, Virginia
March 20, 2003

DYNEX SECURITIES CORPORATION
BALANCE SHEETS
December 31, 2002 and 2001



                                                        2002            2001
                                                     -----------     -----------
ASSETS
Cash                                                   $ 10,000        $ 10,000
                                                     ===========     ===========

STOCKHOLDER'S EQUITY
Common Stock, no par value;
 1,000 shares authorized, issued and outstanding       $ 10,000        $ 10,000
                                                     ===========     ===========

See accompanying notes to the balance sheets.

NOTES TO BALANCE SHEETS
DYNEX SECURITIES CORPORATION
December 31, 2002 and 2001


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

         The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as a sale by SMFC of the associated mortgage collateral in accordance with generally accepted accounting principles. All fees and expenses related to issuance and administrative services for securities issued under the Company's shelf registration statements are recorded in the financial statements of SMFC. Accordingly, the statements of operations, shareholder's equity and cash flows for the years ended December 31, 2002, 2001, and 2000 have not been provided.


NOTE 2 - SECURITIES ISSUANCES

         The Company uses its shelf registration statements to issue securities on behalf of other companies. For the year ended December 31, 2002 and 2001, the Company issued no Mortgage Securities. The Company did not issue any Bonds in 2002, 2001, or 2000. The outstanding aggregate principal balance at December 31, 2002 and 2001 of securities issued by the Company was $0.3 billion and $0.7 billion, respectively. These securities were secured by mortgage collateral with an outstanding aggregate principal balance of $0.3 billion and $0.7 billion at December 31, 2002 and 2001, respectively.

         At December 31, 2002, the Company had $1.4 billion remaining for issuance under registration statements filed with the Securities and Exchange Commission.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                    PART III
                                    --------


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


                                     PART IV
                                     -------

Item 14. Controls and Procedures

         (a)  Evaluation of disclosure controls and procedures.
              ------------------------------------------------

         As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this annual report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's management, as appropriate, to allow timely decisions regarding required disclosures.

         (b)  Changes in internal controls.
              ----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Financial Statements - see Item 8

              Exhibits

              Number      Exhibit
              ------      -------

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

               99.1 Standard Provisions to Servicing Agreement (December 1992 Edition) (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-57204 on Form S-11 filed January 21, 1993).

               99.2 Copy of the Support Fund Agreement, dated as of June 29, 1994 between Texas Commerce Bank National Association, as Trustee, and Texas Commerce Bank National Association, as Custodian (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 11, 1994).

               99.3 Copy of the Support Fund Agreement, dated as of October 27, 1994 by and between SHF Corp. and Texas Commerce Bank National Association, as Support Fund Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 10,
                          1994).

               99.4 Copy of Financial Guaranty Insurance Policy No. 50306-N issued by Financial Security Assurance Inc., dated June 28, 1994, with respect to the Series 1994-9 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 10-K, filed March 21, 1995).

               99.5 Copy of Financial Security Insurance Policy No. 50398A-N issued by Financial Security Assurance Inc., together with Endorsements, relating to the Series 1995-2 Class 1A-2 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

               99.6 Copy of Financial Security Insurance Policy No. 50398A-N issued by Financial Security Assurance Inc., together with Endorsements, relating to the Series 1995-2 Class 1A-3 Securities (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

               99.7 Copy of the Meritech Servicing Agreement dated September 1, 1995 (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12,
                          1995).

               99.8 Copy of the Standard Terms to Meritech Servicing Agreement for Saxon Mortgage Securities Corporation, September 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

               99.9 Copy of the Saxon Mortgage, Inc. Servicing Guide for Credit Sensitive Loans, February 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

               99.10 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.11      Certification of Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                        DYNEX SECURITIES CORPORATION
                                                (Registrant)



March [5], 2003                         By:   /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Treasurer (Principal Executive
                                             Officer and Principal Financial &
                                             Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Capacity                                Date


/s/ C. M. Bachtell                Director                        March 28, 2003
-------------------------------
C. M. Bachtell

                                 EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                            Numbered Page

23.1     Consent of DELOITTE & TOUCHE LLP                                I-1

                                                                    Exhibit 23.1


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the registration statement No 33-84846 of Dynex Securities Corporation on Form S-3 of our report dated March 20, 2003, appearing in this Annual Report on Form 10-K of Dynex Securities Corporation for the year ended December 31, 2002.




DELOITTE & TOUCHE LLP


Richmond, Virginia
March 28, 2003

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

1. I have reviewed this annual report on Form 10-K of Dynex Securities Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 28, 2003                   /s/ Stephen J. Benedetti
                                      ------------------------------------------
                                       Stephen J. Benedetti
                                       Principal Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

1. I have reviewed this annual report on Form 10-K of Dynex Securities Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a)  designed  such  disclosure  controls  and  procedures  to  ensure
              that material  information   relating  to  the  registrant,
              including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 28, 2003                  /s/ Stephen J. Benedetti
                                      ------------------------------------------
                                      Stephen J. Benedetti
                                      Chief Financial Officer

                                                                   Exhibit 99.10



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Dynex Securities Corporation (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

             and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




March 28, 2003                         /s/ Stephen J. Benedetti
                                      ------------------------------------------
                                      Stephen J. Benedetti
                                      Principal Executive Officer

                                                                   Exhibit 99.11


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Dynex Securities Corporation (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                       /s/ Stephen J. Benedetti
                                      ------------------------------------------
                                      Stephen J. Benedetti
                                      Chief Financial Officer
March 28, 2003