Form 10-Q
period 2003-03-31
DYNEX SECURITIES CORP
filed 2003-05-14
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2003

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                          DYNEX SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)


                         Commission file number 0-20552

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of April 30, 2003, the latest practicable date, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================

                          DYNEX SECURITIES CORPORATION

                                    FORM 10-Q


                                      Index

                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets at March 31, 2003 and
          December 31, 2003 (unaudited).......................................1

          Notes to Unaudited Financial Statements.............................2

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................2

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...........2

Item 4.   Control Procedures..................................................2


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................3

Item 5.   Other Information...................................................3

Item 6.   Exhibits and Reports on Form 8-K....................................3

SIGNATURES....................................................................6

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS  (UNAUDITED)




                                                                         March 31,                    December 31,
                                                                            2003                          2002
                                                                  -------------------------     -------------------------


ASSETS
Cash                                                                    $      10,000                 $      10,000
                                                                  =========================     =========================

SHAREHOLDER'S EQUITY Common Stock, no par value:
     10,000 shares authorized,
      1,000 issued and outstanding                                      $      10,000                 $      10,000
                                                                  =========================     =========================


See accompanying notes to the unaudited balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2003

NOTE 1 -- CONDENSED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of March 31, 2003 is unaudited. The Balance Sheet at December 31, 2002 has been taken from the audited financial statements as of that date. The Company has had no operations during the quarter. Accordingly, the statements of operations and cash flows for the three months ended March 31, 2003 and 2002 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2003, the Company issued no Mortgage Securities or Bonds on behalf of DX. The most recent securitization of mortgage loans by the Company occurred in September 1995.

At March 31, 2003, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.


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

              99.5 Copy  of  the  Meritech  Servicing   Agreement  dated
                   September 1, 1995 (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

              99.6 Copy of the  Standard  Terms  to  Meritech  Servicing
                   Agreement for Saxon Mortgage Securities Corporation, September 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

              99.7 Copy of the Saxon Mortgage,  Inc. Servicing Guide for
                   Credit Sensitive Loans, February 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

              99.8 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.9 Certification of Chief Financial Officer pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)  Reports on Form 8-K

              None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DYNEX SECURITIES CORPORATION




Dated:  May 14, 2003                  By: /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti
                                            Executive Vice President,
                                            Chief Financial Officer, and
                                            Treasurer
                                            (Principal Accounting Officer)

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




Dated: May 14, 2002                By:  /s/ Stephen J. Benedetti
                                          --------------------------------------
                                         Stephen J. Benedetti
                                         Principal Executive Officer

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




Dated: May 14, 2002                By:  /s/ Stephen J. Benedetti
                                          --------------------------------------
                                          Stephen J. Benedetti
                                          Chief Financial Officer

                                                                    Exhibit 99.8

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




Dated:  May 14, 2003               /s/ Stephen J. Benedetti
                                     -------------------------------------------
                                     Stephen J. Benedetti
                                     Principal Executive Officer

                                                                   Exhibit  99.9

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




Dated:  May 14, 2003               By:   /s/ Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti
                                           Chief Financial Officer