Form 10-Q
period 2003-06-30
DYNEX SECURITIES CORP
filed 2003-08-13
CIK 889472

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2003

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

 |X|  Yes         |_|  No

As of July 31, 2003, the latest practicable date, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================

                          DYNEX SECURITIES CORPORATION

                                    FORM 10-Q

                                      Index

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at June 30, 2003 and December 31, 2002 (unaudited)....1
         Notes to Unaudited Financial Statements..............................2

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations........................2

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........2

Item 4.  Controls and Procedures..............................................2


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................3

Item 5.  Other Information....................................................3

Item 6.  Exhibits and Reports on Form 8-K.....................................3

SIGNATURES....................................................................7

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS  (UNAUDITED)



                                                         --------  ------------

                                                         June 30,  December 31,
                                                           2003        2002
                                                         --------  ------------

ASSETS

Cash ................................................... $10,000     $10,000
                                                         =======     =======

SHAREHOLDER'S EQUITY Common Stock, no par value:

     10,000 shares authorized,
     1,000 issued and outstanding ...................... $10,000     $10,000
                                                         =======     =======

See accompanying notes to the unaudited balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of June 30, 2003 is unaudited. The Balance Sheet at December 31, 2002 has been taken from the audited financial statements as of that date. The Company has had no operations during the quarter. Accordingly, the statements of operations and cash flows for the six months ended June 30, 2003 and 2002 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2003, the Company issued no Mortgage Securities or Bonds on behalf of DX. The most recent securitization of mortgage loans by the Company occurred in September 1995.

At June 30, 2003, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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

                  4.8 Standard Terms to Trust Agreement, dated August 1, 1993 (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed September 3, 1993).

                  4.9 Copy of the Series 1993-10 Trust Agreement dated as of October 1, 1993, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed November 1, 1993).

                  4.10 Copy of the Series 1994-2 Trust agreement dated as of January 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed February 10, 1994).

                  4.11 Copy of the Series 1994-4 Trust Agreement dated as of March 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed April 13, 1994).

                  4.12 Copy of the Series 1994-2 First Amendment to Trust Agreement dated as of March 15, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed May 5, 1994).

                  4.13 Copy of the Series 1994-4 First Amendment to Trust Agreement dated as of April 15, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed May 18, 1994).

                  4.14 Copy of the Series 1994-9 Trust Agreement, dated as of June 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed July 12, 1994).

                  4.15 Standard Terms to Trust Agreement (August 1994 Edition) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed September 13, 1994).

                  4.16 Copy of the Series 1994-2 Second Amendment to Trust Agreement dated as of September 27, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 5, 1994).

                  4.17 Copy of the Series 1993-10 First Amendment to Trust Agreement, dated as of October 7, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 13, 1994).

                  4.18 Standard Terms to Trust Agreement (Pool Insurance) (October 1994 Edition) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed November 10, 1994).

                  4.19 Copy of the Series 1994-4 Second Amendment to Trust Agreement, dated as of November 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed December 15, 1994).

                  4.20 Copy of the September 1995 Edition of Standard Terms to Trust Agreement (with Servicing Agreement for Credit Sensitive Loans) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

                  33.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  33.2     Certification of Chief Financial Officer  pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

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

                  99.8 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DYNEX SECURITIES CORPORATION




Dated:  August 13, 2003      By: /s/ Stephen J. Benedetti
                                 Stephen J. Benedetti, Executive Vice President, Chief Financial Officer, and Treasurer (principal accounting officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures  (as  defined  in  Exchange  Act  Rules  13a-15(e)  and
              15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003                               /s/ Stephen J. Benedetti
                                                     Stephen J. Benedetti
                                                     Principal Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures  (as  defined  in  Exchange  Act  Rules  13a-15(e)  and
              15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003                                 /s/ Stephen J. Benedetti
                                                       Stephen J. Benedetti
                                                       Chief Financial Officer

                                                                    Exhibit 99.8

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Dynex Securities Corporation (the "Company") on Form 10-Q for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2003                                      /s/ Stephen J. Benedetti
                                                     Stephen J. Benedetti
                                                     Principal Executive Officer
                                                     Chief Financial Officer