Form 10-Q
period 2003-09-30
DYNEX SECURITIES CORP
filed 2003-11-12
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2003

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

As of October 31, 2003, the latest practicable date, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


================================================================================

                          DYNEX SECURITIES CORPORATION

                                    FORM 10-Q


                                      Index

                                                                                                               Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Balance Sheets at September 30, 2003 and December 31, 2002 (unaudited)...........................1
              Notes to Unaudited Financial Statements..........................................................2

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................................................2

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................................2

Item 4.       Controls and Procedures..........................................................................3


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................3

Item 5.       Other Information................................................................................3

Item 6.       Exhibits and Reports on Form 8-K.................................................................3

SIGNATURES    6

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
BALANCE SHEETS  (UNAUDITED)



                                                                   --------------------------    --------------------------

                                                                         September 30,                 December 31,
                                                                             2003                          2002
                                                                   --------------------------    --------------------------

ASSETS
Cash                                                                     $      10,000                 $      10,000
                                                                   ==========================    ==========================

SHAREHOLDER'S EQUITY Common Stock, no par value:
     10,000 shares authorized,
     1,000 issued and outstanding                                        $      10,000                 $      10,000
                                                                   ==========================    ==========================

See accompanying notes to the unaudited balance sheets.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2003


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

In the opinion of management, all adjustments considered necessary to present fairly the financial position for the periods presented have been made. The Balance Sheet as of September 30, 2003 is unaudited. The Balance Sheet at December 31, 2002 has been taken from the audited financial statements as of that date. The Company has had no operations during the quarter. Accordingly, the statements of operations and cash flows for the nine months ended September 30, 2003 and 2002 have not been provided. For further information, refer to the audited balance sheet and footnotes included in the Company's Form 10-K for the year ended December 31, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2003, the Company issued no Mortgage Securities or Bonds on behalf of DX. The most recent securitization of mortgage loans by the Company occurred in September 1995.

At September 30, 2003, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.


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

              4.10 Copy of the Series 1994-2 Trust agreement dated as of
                   January 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed February 10, 1994)

              4.11 Copy of the Series  1994-2  First  Amendment to Trust
                   Agreement dated as of March 15, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed May 5, 1994).
              4.12 Standard  Terms  to  Trust  Agreement   (August  1994
                   Edition) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed September 13, 1994).

              4.13 Copy of the Series 1994-2  Second  Amendment to Trust
                   Agreement dated as of September 27, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 5, 1994).

              4.14 Copy of the Series  1993-10 First  Amendment to Trust
                   Agreement, dated as of October 7, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 13, 1994).

              4.15 Standard Terms to Trust  Agreement  (Pool  Insurance)
                   (October 1994 Edition) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed November 10, 1994).

              4.16 Copy of the September  1995 Edition of Standard Terms
                   to Trust Agreement (with Servicing Agreement for Credit Sensitive Loans) (Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

              33.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              33.2 Certification of Chief Financial Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

              99.1 Stand Provns  to Servicing  Agreement (November 1989 Edition)
                   (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-49520 on
                   Form S-11 filed July 10, 1992).

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

              99.4 Copy  of  the  Meritech  Servicing   Agreement  dated
                   September 1, 1995 (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

              99.5 Copy of the  Standard  Terms  to  Meritech  Servicing
                   Agreement for Saxon Mortgage Securities Corporation, September 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

              99.6 Copy of the Saxon Mortgage,  Inc. Servicing Guide for
                   Credit Sensitive Loans, February 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

              99.7 Certification  of Principal  Executive  Officer and
                   Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DYNEX SECURITIES CORPORATION




Dated:  November 12, 2003             By: /s/ Stephen J. Benedetti
                                          ------------------------------------
                                          Stephen J. Benedetti
                                          Executive Vice President,
                                          Chief Financial Officer, and Treasurer
                                            (principal accounting officer)

                                                                    Exhibit 33.1

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


Date:  November 12, 2003             /s/ Stephen J. Benedetti
                                     -------------------------------------------
                                     Stephen J. Benedetti
                                     Principal Executive Officer

                                                                    Exhibit 33.2
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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


Date:  November 12, 2003           /s/ Stephen J. Benedetti
                                   ---------------------------------------------
                                   Stephen J. Benedetti
                                   Chief Financial Officer

                                                                    Exhibit 99.8


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Dynex Securities Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



November 12, 2003                  /s/ Stephen J. Benedetti
                                   ---------------------------------------------
                                   Stephen J. Benedetti
                                   Principal Executive Officer
                                   Chief Financial Officer