Form 10-Q/A
period 2003-06-30
DYNEX SECURITIES CORP
filed 2003-12-24
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2003

  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               DYNEX CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


                          Commission file number 1-9819

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
         |_| Yes  |X| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). |_| Yes |X| No


As of July 31, 2003, the registrant had 10,873,903 shares of common stock outstanding with a par value of $.01 per share, which is the registrant's only class of common stock.


================================================================================

                               DYNEX CAPITAL, INC.
                                   FORM 10-Q/A

                                      INDEX

This amendment on Form 10-Q/A reflects restatement of the Company's financial statements as discussed in Note 13 to the condensed consolidated financial statements.

All of the information in this Form 10-Q/A is as of August 14, 2003, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than for the matter discussed above.

                                                                            Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets at June 30, 2003
                    and December 31, 2002
                    (as restated) (unaudited)..................................1

                   Condensed Consolidated Statements of Operations for the
                    three and six months ended June 30, 2003 and 2002
                    (as restated) (unaudited)..................................2

                   Condensed Consolidated Statements of Cash Flows for
                    the six months ended June 30, 2003 and 2002
                    (as restated) (unaudited)..................................3

                   Notes to Unaudited Condensed Consolidated Financial
                    Statements.................................................4

          Item 2.  Management`s Discussion and Analysis of
                    Financial Condition and Results of Operations.............12

          Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk.........................................23

          Item 4.  Controls and Procedures....................................25

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings .........................................25

          Item 2.  Changes in Securities and Use of Proceeds..................26

          Item 3.  Defaults Upon Senior Securities............................26

          Item 4.  Submission of Matters to a Vote of Security Holders........26

          Item 5.  Other Information..........................................27

          Item 6.  Exhibits and Reports on Form 8-K...........................27

SIGNATURE.....................................................................28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)


                                                                                  -------------------- ---- ---------------------
                                                                                       June 30,                 December 31,
                                                                                         2003                       2002
                                                                                  --------------------      ---------------------
                                                                                  (As restated, see          (As restated, see
                                                                                       Note 13)                   Note 13)
                                                                                  --------------------       ---------------------
ASSETS
Cash and cash equivalents                                                             $       13,852            $       15,076
Other assets                                                                                   5,633                     4,913
                                                                                  --------------------      ---------------------
                                                                                              19,485                    19,989

Investments:
   Collateral for collateralized bonds:
     Loans, net                                                                            1,670,793                 1,818,577
     Debt securities, available-for-sale                                                     294,713                   329,920
   Other investments                                                                          51,469                    54,322
   Other loans                                                                                 7,865                     9,288
   Securities                                                                                  2,652                     6,208
                                                                                  --------------------      ---------------------
                                                                                           2,027,492                 2,218,315
                                                                                  --------------------      ---------------------
                                                                                      $    2,046,977            $    2,238,304

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Collateralized bonds                                                                  $    1,852,882            $    2,013,271
Senior notes                                                                                  28,069                         -
Accrued expenses and other liabilities                                                         1,317                     1,612
                                                                                  --------------------      ---------------------
                                                                                           1,882,268                 2,014,883
                                                                                  --------------------      ---------------------
Commitments and contingencies (Note 11)                                                            -                         -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
   9.75% Cumulative Convertible Series A, 493,595 and 992,038 shares issued and               11,274                    22,658
     outstanding, respectively ($16,178 and $31,353 aggregate liquidation preference, respectively)
   9.55% Cumulative Convertible Series B, 688,189 and 1,378,707 shares issued                 16,109                    32,273
     and outstanding, respectively ($22,899 and $44,263 aggregate liquidation preference, respectively)
   9.73% Cumulative Convertible Series C, 684,893 and 1,383,532 shares issued                 19,630                    39,655
     and outstanding, respectively ($28,045 and $54,634 aggregate liquidation preference, respectively)
Common  stock,  par  value  $.01  per  share,   100,000,000  shares  authorized,                 109                       109
   10,873,903 shares issued and outstanding
Additional paid-in capital                                                                   360,684                   364,743
Accumulated other comprehensive loss                                                          (2,971)                   (4,832)
Accumulated deficit                                                                         (240,126)                 (231,185)
                                                                                  --------------------      ---------------------
                                                                                             164,709                   223,421
                                                                                  --------------------      ---------------------
                                                                                      $    2,046,977            $    2,238,304
                                                                                  ====================      =====================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)
(amounts in thousands except share and per share data)

                                                     ----------------------------------     ---------------------------------------
                                                        Three Months Ended June 30                 Six Months Ended June 30
                                                     ----------------------------------     ---------------------------------------
                                                          2003               2002                 2003                  2002
                                                     ---------------    ---------------     -----------------     -----------------
                                                      (As restated,      (As restated,        (As restated,         (As restated,
                                                       see Note 13)       see Note 13)         see Note 13)          see Note 13)
                                                     ---------------    ---------------     -----------------     -----------------
Interest income:
   Collateral for collateralized bonds                 $   35,715         $   44,474          $   73,470            $   87,188
   Other investments                                        1,162              1,441               2,503                 2,896
   Other loans                                                127                115                 253                   209
   Securities                                                 138                335                 409                   457
                                                     ---------------    ---------------     -----------------     -----------------
                                                           37,142             46,365              76,635                90,750

Interest and related expense:
   Collateralized bonds                                    27,461             31,796              55,220                63,762
   Senior notes                                               730                941                 984                 1,972
   Other                                                      125                (22)                162                   421
                                                     ---------------    ---------------     -----------------     -----------------
                                                           28,316             32,715              56,366                66,155
                                                     ---------------    ---------------     -----------------     -----------------

Net interest margin before provision for loan
   losses                                                   8,826             13,650              20,269                24,595
Provision for loan losses                                 (18,040)            (5,241)            (23,884)              (10,884)
                                                     ---------------    ---------------     -----------------     -----------------
Net interest margin                                        (9,214)             8,409              (3,615)               13,711

Impairment charges                                           (200)            (4,973)             (2,205)               (7,084)
Gain on sale of investments, net                              556                 96               1,010                   173
Other                                                          23                889                  40                 1,439
General and administrative expenses                        (2,151)            (2,625)             (4,172)               (4,518)
                                                     ---------------    ---------------     -----------------     -----------------
Net (loss) income                                         (10,986)             1,796              (8,942)                3,721
Preferred stock (charge) benefit                           (1,214)            (2,397)              9,230                (4,793)
                                                     ---------------    ---------------     -----------------     -----------------
Net (loss) income to common shareholders               $  (12,200)        $     (601)         $      288            $   (1,072)
                                                     ---------------    ---------------     -----------------     -----------------

Change in net unrealized gain/(loss) during period
   on:                                                      2,354             (5,752)              2,981                (5,898)
   Investments classified as available-for-sale
   Hedge instruments                                         (679)               374              (1,119)                  374
                                                     ---------------    ---------------     -----------------     -----------------
Comprehensive loss                                     $   (9,311)        $   (3,582)         $   (7,080)           $   (1,803)
                                                     ===============    ===============     =================     =================

Net (loss) income per common share:
   Basic and diluted                                       $(1.12)            $(0.06)              $0.03                $(0.10)
                                                     ===============    ===============     =================     =================

Weighted average number of common shares
   outstanding: basic and diluted                      10,873,903         10,873,894          10,873,903            10,873,860
                                                     ===============    ===============     =================     =================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
   OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

                                                                                -------------------------------------------------
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                -------------------------------------------------
                                                                                        2003                       2002
                                                                                ----------------------    -----------------------
                                                                                   (As restated,              (As restated,
                                                                                    see Note 13)               see Note 13)
                                                                                ----------------------    -----------------------
 Operating activities:
   Net (loss) income                                                                 $      (8,942)            $       3,721
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Provision for loan losses                                                            23,884                    10,884
       Impairment charges                                                                    2,205                     7,084
       Gain on sale of investments                                                          (1,010)                     (173)
       Amortization and depreciation                                                         5,349                    10,049
       Net change in other assets, accrued expenses and other liabilities                   (4,711)                  (24,754)
                                                                                ----------------------    -----------------------
          Net cash and cash equivalents provided by operating activities                    16,775                     6,811
                                                                                ----------------------    -----------------------

 Investing activities:
   Purchase of or advances on investments                                                   (3,508)                 (158,090)
   Principal payments received on collateral                                               156,174                   251,139
   Principal payments received on loans                                                      2,474                     2,201
   Payments received on securities and  other investments                                    8,706                     8,676
   Proceeds from sales of securities and other investments                                   2,359                       174
   Other                                                                                       177                    (1,839)
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents provided by investing activities                     166,382                   102,261
                                                                                ----------------------    -----------------------

 Financing activities:
   Proceeds from issuance of bonds                                                               -                   605,272
   Principal payments on collateralized bonds                                             (160,818)                 (676,634)
   Repayment of senior notes                                                                (4,010)                  (11,966)
   Retirement of preferred stock                                                           (19,553)                        -
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents used for financing activities                       (184,381)                  (83,328)
                                                                                ----------------------    -----------------------
 Net (decrease) increase in cash and cash equivalents                                       (1,224)                   25,744
 Cash and cash equivalents at beginning of period                                           15,076                     7,129
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------
 Cash and cash equivalents at end of period                                          $      13,852             $      32,873
                                                                                ======================    =======================

 Supplement disclosures of cash flow information:
   Cash paid for interest                                                            $      55,104             $      66,721
                                                                                =================================================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(amounts in thousands except share and per share data)


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles," for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and taxable REIT subsidiary ("Dynex" or the "Company"). All inter-company balances and transactions have been eliminated in consolidation.

The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent the Company qualifies as a REIT, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders. In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K/A for the year ended December 31, 2002.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying condensed consolidated financial statements are discussed below.

The Company uses estimates in establishing fair value for its financial instruments as discussed in Note 2.

The Company also has credit risk on certain investments in its portfolio as discussed in Note 7. An allowance for loan losses has been estimated and established for current existing losses based on management's judgment. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of credit losses. Provisions made to increase the allowance related to credit risk are presented as provision for loan losses in the accompanying condensed consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Certain reclassifications have been made to the financial statements for 2002 to conform to the presentation for 2003, including reclassification of extraordinary gain/loss pursuant to the adoption of SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".


NOTE 2 - FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at June 30, 2003 and December 31, 2002. Prepayment rate assumptions at June 30, 2003, and December 31, 2002, were generally at a "constant prepayment rate," or CPR ranging from 30%-40% for 2003 and 30%-45% for 2002 for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 8% for 2003 and 11% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.


NOTE 3 - NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is presented on both a basic net (loss) income per common share and diluted net (loss) income per common share basis. Diluted net (loss) income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The preferred stock is convertible into one share of common stock for two shares of preferred stock.

The following table reconciles the numerator and denominator for both basic and diluted net (loss) income per common share for the three and six months ended June 30, 2003 and 2002.

----------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended June 30,                     Six Months Ended June 30,
                              ----------------------------------------------------------------------------------------------
                                       2003                    2002                    2003                   2002
                              ----------------------------------------------------------------------------------------------
                                            Weighted-               Weighted-               Weighted-             Weighted-
                                            Average                 Average                 Average               Average
                                (Loss)      Number      (Loss)      Number      (Loss)      Number     (Loss)     Number
                                Income     Of Shares    Income     Of Shares    Income     Of Shares   Income    Of Shares
                              ----------- ----------------------- ----------------------- ---------------------- -----------

Net (loss) income             $ (10,986)              $  1,796                $  (8,942)              $  3,721
Preferred stock (charge)         (1,214)                (2,397)                   9,230                 (4,793)
  benefit
                              ----------              -----------             -----------             ----------
Net (loss) income to common
  shareholders                $ (12,200)  10,873,903  $   (601)   10,873,894  $     288   10,873,903  $ (1,072)  10,873,860
                              ==========  ==========  =========== ==========  =========== ==========  ========== ===========

Net (loss) income per share:
  Basic and diluted                         $(1.12)                 $(0.06)                  $0.03                $(0.10)
                                          ============            ============            ============           ===========

Reconciliation of shares not
  included in calculation of
  earnings per share due to
  antidilutive effect
   Series A                   $    (289)    246,798   $    (580)    496,019   $    (675)    328,035   $ (1,161)    496,019
   Series B                        (403)    344,095        (806)    689,362        (940)    456,637     (1,612)    689,383
   Series C                        (500)    342,447      (1,010)    691,766      (1,169)    456,313     (2,019)    691,766
   Expense and incremental
   shares of stock                    -      18,202           -      17,629           -      18,024          -      17,629
   appreciation rights
                              ----------- ----------------------- ----------------------- ---------------------- -----------
                               $ (1,192)    951,542   $  (2,396)  1,894,776   $  (2,784)  1,259,009   $ (4,792)  1,894,797
                              =========== ======================= ======================= ====================== ===========

----------------------------------------------------------------------------------------------------------------------------


NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the types of collateral for collateralized bonds as of June 30, 2003 and December 31, 2002:

----------------------------------------------------------------------------------- -------------------- -- ----------------
                                                                                         June 30,            December 31,
                                                                                           2003                  2002
----------------------------------------------------------------------------------- -------------------- -- ----------------
  Loans, at amortized cost                                                              $ 1,710,481           $ 1,844,025
  Allowance for loan losses                                                                 (39,688)              (25,448)
----------------------------------------------------------------------------------- -------------------- -- ----------------
  Loans, net                                                                              1,670,793             1,818,577
  Debt securities, at fair value                                                            294,713               329,920
----------------------------------------------------------------------------------- -------------------- -- ----------------
                                                                                        $ 1,965,506           $ 2,148,497
----------------------------------------------------------------------------------- -------------------- -- ----------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of June 30, 2003 and December 31, 2002:

----------------------------------------------------------------------------- ---------------------- --- -------------------
                                                                                    June 30,             December 31, 2002
                                                                                      2003
----------------------------------------------------------------------------- ---------------------- --- -------------------
  Debt securities, at amortized cost                                              $   292,136                $   329,621
  Gross unrealized gains                                                                2,577                        322
  Gross unrealized losses                                                                   -                        (23)
----------------------------------------------------------------------------- ---------------------- --- -------------------
  Estimated fair value                                                            $   294,713                $   329,920
----------------------------------------------------------------------------- ---------------------- --- -------------------

The components of collateral for collateralized bonds at June 30, 2003 and December 31, 2002 are as follows:

 ---------------------------------------------------------------------------------------------------------------------------
                                                    June 30, 2003                             December 31, 2002
                                       ----------------------------------------    -----------------------------------------
                                          Loans,        Debt         Total            Loans,        Debt          Total
                                           net       Securities                        net       Securities
 ------------------------------------- ------------- ------------ -------------    ------------- ------------ --------------
 Collateral                             $1,647,308     $289,084    $1,936,392       $1,791,679     $325,819    $2,117,498
 Funds held by trustees                        130          269           399              140          515           655
 Accrued interest receivable                10,674        1,749        12,423           11,741        2,120        13,861
 Unamortized premiums and
    discounts, net                          12,681        1,034        13,715           15,017        1,167        16,184
 Unrealized gain, net                            -        2,577         2,577                -          299           299
 ------------------------------------- ------------- ------------ -------------    ------------- ------------ --------------
                                        $1,670,793     $294,713   $1,965,506        $1,818,577     $329,920    $2,148,497
 ------------------------------------- ------------- ------------ ------------- -- ------------- ------------ --------------


NOTE 5 - OTHER INVESTMENTS

The following table summarizes the Company's other investments as of June 30, 2003 and December 31, 2002:

---------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,           December 31,
                                                                                         2003                  2002
                                                                                   ------------------    ------------------
  Delinquent property tax receivables and securities, at amortized cost                $   46,560            $   48,932
  Real estate owned                                                                         4,895                 5,251
  Other                                                                                        14                   139
-----------------------------------------------------------------------------------------------------    ------------------
                                                                                       $   51,469            $   54,322
---------------------------------------------------------------------------------------------------------------------------

During the six months ended June 30, 2003 and 2002, the Company collected an aggregate of $5,850 and $9,018, respectively, including net sales proceeds from related real estate owned. The Company also accrued interest income of $2,444 and $2,841, respectively, during such periods, on a level-yield basis. Delinquent property tax securities included in other investments are classified as held-to-maturity and are carried at amortized cost.


NOTE 6 - SECURITIES

The following table summarizes Dynex's amortized cost basis of securities classified as held-to-maturity and fair value of securities classified as available-for-sale, as of June 30, 2003 and December 31, 2002:

---------------------------------------------------------------------------------------- ---------------- -- ----------------
                                                                                            June 30,          December 31,
                                                                                              2003                2002
---------------------------------------------------------------------------------------- ---------------- -- ----------------
Securities:
  Fixed-rate mortgage securities, available-for-sale                                         $   978            $  1,268
  Mortgage-related securities, available-for-sale                                                410               3,770
                                                                                         ---------------- -- ----------------
                                                                                               1,388               5,038
  Gross unrealized gains                                                                         306                 935
  Gross unrealized losses                                                                       (153)             (1,409)
---------------------------------------------------------------------------------------- ---------------- -- ----------------
  Securities, available-for-sale                                                               1,541               4,564
  Asset-backed security, held-to-maturity                                                      1,111               1,644
---------------------------------------------------------------------------------------- ---------------- -- ----------------
                                                                                             $ 2,652             $ 6,208
---------------------------------------------------------------------------------------- ---------------- -- ----------------


NOTE 7 - ALLOWANCE FOR LOAN LOSSES

The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses on investments for the six months ended June 30, 2003 and 2002:

------------------------------------------------------------------------- --------------------------------------------------
                                                                                      Six Months Ended June 30,
------------------------------------------------------------------------- --------------------------------------------------
                                                                                    2003                      2002
------------------------------------------------------------------------- -------------------------- -----------------------
Allowance at beginning of year                                              $      25,472                  $  22,147
Provision for loan losses                                                          23,884                     10,884
Credit losses, net of recoveries                                                   (9,645)                   (11,513)
------------------------------------------------------------------------- -------------------------- -----------------------
Allowance at end of year                                                    $      39,711                  $  21,518
------------------------------------------------------------------------- -------------------------- -----------------------

The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity on repossessed units. For the six months ended June 30, 2003, the Company added $23,884 in provisions for loan losses, substantially all of which relates to the manufactured housing loan portfolio. Included in this amount is $14,400 in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses.


NOTE 8 - SENIOR NOTES

The following table summarizes Dynex's recourse debt outstanding at June 30, 2003 and December 31, 2002:

----------------------------------------------------------------- --------------------------- -- ----------------------------
                                                                        June 30, 2003                  December 31, 2002
----------------------------------------------------------------- --------------------------- -- ----------------------------
  9.50% Senior Notes (due 2/28/2005)                                     $    28,069                        $    -
----------------------------------------------------------------- --------------------------- -- ----------------------------

During the quarter ended March 31, 2003, the Company issued $32,079 of 9.50% senior unsecured notes due February 2005 (the "February 2005 Senior Notes") in connection with a tender offer on the Company's Preferred Stock. The February 2005 Senior Notes were issued in exchange for 1,156,891 shares of Series A, Series B and Series C Preferred Stock. See Note 9 for further discussion. Principal payments in the amount of $4,010, along with interest payments at a rate of 9.50% per annum, are due quarterly beginning May 2003, with final payment due on February 28, 2005. The Company at its option can prepay the February 2005 Senior Notes in whole or in part, without penalty, at any time. The February 2005 Senior Notes prohibit distributions on the Company's capital stock until they are fully repaid, except distributions necessary for the Company to maintain REIT status.


NOTE 9 - PREFERRED STOCK

As of June 30, 2003 and December 31, 2002, the total liquidation preference on the Preferred Stock was $67,122 and $130,251, respectively, and the total amount of dividends in arrears on Preferred Stock was $17,868 and $31,157, respectively. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C were $4,331 ($8.77 per Series A share), $6,039 ($8.77 per Series B share) and $7,499 ($10.95 per Series C share), respectively at June 30, 2003 and $7,544 ($7.60 per Series A share), $10,485 ($7.60 per
Series B share) and $13,128 ($9.49 per Series C share), respectively at December 31, 2002.

On February 28, 2003, the Company completed a tender offer for shares of its Series A, Series B and Series C Preferred Stock. The Company purchased for cash 188,940 shares of its Series A Preferred Stock, 272,977 shares of its Series B Preferred Stock and 268,792 shares of its Series C Preferred Stock for a total cash payment of $19,286, and incurred $267 of fees and charges to complete the tender offer. In addition, the Company exchanged $32,079 of February 2005 Senior Notes for an additional 309,503 shares of Series A Preferred Stock, 417,541 shares of Series B Preferred Stock and 429,847 shares of Series C Preferred Stock. For purposes of determining net income (loss) to common shareholders used in the calculation of earnings (loss) per share, the tender offer resulted in a preferred stock benefit of $12,014 comprised of the elimination of dividends-in-arrears of $16,073 for the shares tendered, less the premium paid on the Preferred Stock in excess of the book value of such Preferred Stock, of $4,059.


NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on One-Month LIBOR on the same amount. This contract has been treated as a cash flow hedge with the changes in the value of the hedge being reported as a component of accumulated other comprehensive income. During the six months ended June 30, 2003, the Company recognized $560 in other comprehensive loss on this hedge instrument and incurred $630 of interest expense related to net payments made on this position. At June 30, 2003, the aggregate accumulated other comprehensive loss on this hedge instrument was $4,372. As the repricing dates, interest rate indices and formulae for computing net settlements of the interest rate swap agreement match the corresponding terms of the underlying collateralized bonds being hedged, no ineffectiveness is assumed on this agreement and, accordingly, any prospective gains or losses are included in other comprehensive income until such time as the interest rate swap payments have been settled.

In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap with an initial notional balance of approximately $80,000 and ending in September 2005 with a $5,000 notional contract to mitigate its exposure to rising interest rates on a portion of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. At June 30, 2003, the current notional balance of the amortizing synthetic swap was $52,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 2.87%. During the six months ended June 30, 2003, the Company recognized $559 in other comprehensive loss for the synthetic interest-rate swap, which includes unamortized losses, and incurred $108 of interest expense related to net payments made on this position. At June 30, 2003 and December 31, 2002, the aggregate accumulated other comprehensive loss on this hedge instrument was $1,037 and $477, respectively.

The Company evaluated hedge effectiveness and determined that there was no material ineffectiveness to reflect in earnings. Assuming no change in Eurodollar rates from June 30, 2003, over the next twelve months, the Company expects to reclassify $553 into earnings.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. No hearing date has been set for the issues remanded back to the lower trial court. In August 2003, the
Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The bill is expected to be signed into law. If enacted into law, the law will be retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al ("BCM") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The current complaint alleges that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998 and a second alleged loan commitment of approximately $9,000; that DCI and the Company made negligent misrepresentations in connection with the alleged $160,000 commitment; and that DCI and the Company fraudulently induced BCM into canceling the alleged $160,000 master loan commitment in January 1999. Plaintiff BCM is seeking damages approximating $40,000, including approximately $36,500 for DCI's breach of the alleged
$160,000 master loan commitment, approximately $1,600 for alleged failure to make additional tenant improvement advances, and approximately $1,900 for DCI's not funding the alleged $9,000 commitment. DCI and the Company are vigorously defending the claims on several grounds. The Company was not a party to the alleged $160,000 master commitment or the alleged $9,000 commitment. The Company has filed a counterclaim for damages approximating $11,000 against BCM. Commencement of the trial of the case in Dallas, Texas is anticipated in the first quarter of 2004. During the second quarter of 2003, BCM filed suit against the Company and DCI as third-party defendants in related litigation in the United States District Court Eastern District of Louisiana in the matter Kelly Investment, Inc. versus BCM et al. The Company sold certain BCM related loans on commercial properties located in Louisiana to Kelly Investment, Inc. in 2000, and Kelly Investment, Inc. subsequently filed suit against BCM in 2001. No date has been set for trial in Louisiana. Claims made by BCM in the US District Court of Louisiana against the Company and DCI are substantially similar to those being made in Dallas County, Texas.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Effective after June 30, 2003, this statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to provide clarification of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and
(4) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company's adoption of SFAS No. 149 in June 2003 has not had a significant impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 128, "Earnings per Share", to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company is reviewing the implications of SFAS No. 150 but does not believe that its adoption will have a significant impact on its financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's results of operations, cash flows or financial position.


NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the three and six months ended June 30, 2003, the Company determined that declines in the fair value of its delinquent property tax receivable debt security upon the reclassification from available-for-sale to held-to-maturity in the fourth quarter of 2001 were not accounted for correctly. As a result, the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2003 and 2002 and the condensed consolidated balance sheet as of December 31, 2002 have been restated from the amounts previously reported to correct the accounting for these impairment charges. In 2001, the Company recorded other-than-temporary impairment charges of $6.3 million in the statement of operations and a reduction in the carrying value of the delinquent property tax receivable security of $18.1 million as an adjustment to accumulated other comprehensive loss included in shareholders' equity. The Company subsequently amortized a portion of this $18.1 million in 2002 and 2003 on a level-yield basis as a reduction in accumulated other comprehensive loss and as an increase in the carrying value of the tax receivable security. As a result of the continued decline of the fair value of this security, in the third quarter of 2003, the Company reconsidered the accounting treatment afforded to the security in 2001, and determined that the $18.1 million previously recorded as an adjustment to accumulated other comprehensive loss should have been recorded as an other-than-temporary impairment charge in the statement of operations in 2001. The Company has further determined that interest income should have then been recorded in 2002 and 2003 based on estimated collections on a level-yield basis.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Balance Sheets Data
(amounts in thousands)

-------------------------------------------------------- -------------------------------- --- ------------------------------
                                                                  June 30, 2003                     December 31, 2002
                                                         --------------------------------     ------------------------------
                                                              (As                                    (As
                                                          Previously           (As               Previously         (As
                                                           Reported)         Restated)            Reported)       Restated)
                                                         -------------- --- -------------     ------------- --- ------------
Accumulated other comprehensive loss                      $  (13,166)        $  (2,971)        $  (17,472)       $   (4,832)
Accumulated deficit                                         (229,931)         (240,126)          (218,545)         (231,185)
Total stockholders' equity                                   164,709           164,709            223,421           223,421
-------------------------------------------------------- -------------- --- ------------- --- ------------- --- ------------

Condensed Consolidated Statements of Operations Data
(amounts in thousands, except share data)

-------------------------------------------- -------------------------------------- -- ------------------------------------
                                               Three Months Ended June 30, 2003          Six Months Ended June 30, 2003
                                             --------------------------------------    ------------------------------------
                                               (As Previously                          (As Previously
                                                 Reported)         (As Restated)         Reported)            (As Restated)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- --------------
Interest income - Other Investments            $       30           $    1,162           $       59            $    2,503
Total interest income                              36,010               37,142               74,191                76,635
Net interest margin before provision for
     loan losses                                    7,694                8,826               17,825                20,269
Net interest margin                               (10,346)              (9,214)              (6,059)               (3,615)
Net loss                                          (12,118)             (10,986)             (11,386)               (8,942)
Net (loss) income to common shareholders          (13,332)             (12,200)              (2,156)                  288

Change in net unrealized gain/(loss)
     during period on:  Investments
     classified as available-for-sale               3,486                2,354                5,425                 2,981
Comprehensive loss                                 (9,311)              (9,311)              (7,080)               (7,080)
Net loss per common share (basic and
     diluted)                                  $    (1.23)          $    (1.12)          $    (0.20)           $     0.03
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- --------------


-------------------------------------------- -------------------------------------- -- -------------------------------------
                                                  Three Months Ended June 30                 Six Months Ended June 30
                                             --------------------------------------    -------------------------------------
                                                   2002                 2002                 2002                 2002
                                             -----------------    -----------------    -----------------     ---------------
                                             (As Previously                              (As Previously
                                                Reported)           (As Restated)           Reported)          (As Restated)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ---------------
Interest income - other investments            $       44           $    1,441           $       55            $    2,896
Total interest income                              44,968               46,365               87,909                90,750
Net interest margin before provision for
     loan losses                                   12,254               13,650               21,754                24,595
Net interest margin                                 7,013                8,409               10,870                13,711
Net income                                            398                1,796                  880                 3,721
Net loss to common shareholders                $   (1,998)          $     (601)          $   (3,912)           $   (1,072)
Change in net unrealized loss during
     period on investments classified as
     available-for-sale                            (4,355)              (5,752)              (3,057)               (5,898)
Comprehensive loss                             $   (3,583)          $   (3,582)          $   (1,803)           $   (1,803)
Net loss per common share (basic and
     diluted)                                  $     (0.18)         $     (0.06)         $    (0.36)           $    (0.10)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ---------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 13 to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 and the condensed consolidated balance sheet for the year ended December 31, 2002. The following MD&A takes into account the effects of the restatement.

Dynex Capital, Inc. was incorporated in the Commonwealth of Virginia in 1987. References to "Dynex", or "the Company" contained herein refer to Dynex Capital, Inc. together with its qualified real estate investment trust (REIT) subsidiaries and taxable REIT subsidiary. Dynex is a financial services company, which invests in loans and securities consisting of or secured by, principally single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company has elected to be treated as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders. Provided that the Company meets all of the prescribed Internal Revenue Code requirements for a REIT, the Company will generally not be subject to federal income tax.

The Company's primary focus in the near term is on maximizing cash flows from its investment portfolio, opportunistically calling securities pursuant to clean-up calls if the underlying collateral has value for the Company and securing third-party servicing contracts to leverage its delinquent property tax receivables platform. During the first six months of 2003, the Company's investment portfolio generated net cash flows to the Company of $29.8 million including $15.5 million in the second quarter. Depending on prepayment activity on the underlying assets in the investment portfolio, collection activity on the delinquent property tax receivable portfolio and the absolute level of short-term interest rates which directly impacts the Company's financing costs, the Company estimates that cash flow for the balance of 2003 will be similar to amounts generated during the first six months of the year. The Company is utilizing this cash flow to partially redeem $10 million of its 9.50% Senior Notes due February 2005 early.

The Company has also agreed to principal terms for the servicing of $7.5 million of liens on real estate for a regional utility in Pennsylvania. The Company will be compensated based on the results of its collection efforts. Given the existing infrastructure now in place to service the Company's investment in property tax receivables, the incremental cost to service these liens is marginal. The Company will seek to gain other third-party servicing contracts in the future.

The Company also owns the right to call adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company once the outstanding balance of such securities reaches a call trigger, generally either 10% or less of the original amount issued or a specified date. During the quarter ended June 30, 2003, the Company called approximately $26.5 million of securities, and subsequently sold the underlying seasoned single-family mortgage loan collateral at a gain of $1.0 million. The Company also initiated a call in July 2003 resulting in the acquisition of $23 million in single-family seasoned loan collateral and subsequently sold approximately $20 million of the loans. At July 31, 2003, the aggregate callable balance of such securities at the time of the projected call is approximately $60 million, relating to three securities. For $30 million of these securities a third-party also owns the call rights and there can be no assurances that the Company will be able to call these securities as intended. In addition, the Company may or may not elect to call one or more of these securities when they are eligible to call. The Company is also exploring obtaining financing to call these securities for its investment portfolio, but no assurances can be given as to the success of obtaining such financing.

The Board of Directors continues to evaluate alternatives for the use of the Company's cash flow in an effort to improve overall shareholder value. To that end, the Board has formed a committee to review possible strategic alternatives. Such review may include a number of alternatives, including the acquisition of a new business. The Company has a net operating loss carryforward of approximately $120 million, which can be utilized to offset REIT distribution requirements, other than excess inclusion income, which would allow the Company to retain capital for investment in a new strategic alternative. In addition, the Company could use the net operating loss carryforward to shelter taxable income from income tax for any taxable-REIT subsidiary or for the Company itself if it were to forego its REIT status. The committee of the Board also continues to review various alternatives with respect to its capital structure, including the early redemption of the Company's 9.50% Senior Notes and its remaining Preferred Stock and associated dividends-in-arrears.


                               FINANCIAL CONDITION
                  (amounts in thousands except per share data)

---------------------------------------------------------------------- -------------------------- --------------------------
                                                                             June 30, 2003            December 31, 2002
---------------------------------------------------------------------- -------------------------- --------------------------
Investments:
     Collateral for collateralized bonds                               $          1,965,506        $         2,148,497
     Other investments                                                               51,469                     54,322
     Other loans                                                                      7,865                      9,288
     Securities                                                                       2,652                      6,208

Collateralized bonds                                                              1,852,882                  2,013,271
Senior notes                                                                         28,069                          -

Shareholders' equity                                                                164,709                    223,421
Book value per common share (inclusive of dividends in arrears)                        8.97                       8.57
---------------------------------------------------------------------- -------------------------- --------------------------

Collateral for collateralized bonds. As of June 30, 2003, the Company had 21 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.97 billion at June 30, 2003 compared to $2.15 billion at December 31, 2002. This decrease of $183.0 million is primarily the result of $156.2 million in principal paydowns on the collateral, $23.5 million of additions to allowance for loan losses, $1.5 million of impairment charges and $2.5 million of net premium amortization.

Other investments. Other investments at June 30, 2003 consist primarily of delinquent property tax receivables. Other investments decreased from $54.3 million at December 31, 2002 to $51.5 million at June 30, 2003. This decrease is primarily the result of pay-downs of delinquent property tax receivables, which totaled $5.8 million, and sales of real estate owned properties of $0.7 million. These decreases were partially offset by $2.5 million of interest income recorded during the period and additional advances for collections of $1.3 million.

Other loans. Other loans decreased by $1.4 million from $9.3 million at December 31, 2002 to $7.9 million at June 30, 2003 principally as the result of pay-downs during the quarter.

Securities. Securities decreased during the six months ended June 30, 2003 by $3.5 million, to $2.7 million at June 30, 2003 from $6.2 million at December 31, 2002 due to principal payments of $3.6 million and the sale of six securities with a book value of $1.2 million, partially offset by $1.0 million of net discount amortization.

Collateralized bonds. Collateralized bonds decreased $160.4 million, from $2.0 billion at December 31, 2002 to $1.9 billion at June 30, 2003. This decrease was primarily a result of principal payments received of $156.2 million on the associated collateral pledged which were used to pay down the collateralized bonds in accordance with the respective indentures. Additionally, for certain securitizations, surplus cash in the amount of $4.5 million was retained within the security structure and used to repay collateralized bonds outstanding, instead of being released to the Company. For certain other securitizations, surplus cash in the amount of $2.6 million was retained to cover losses, as certain performance triggers were not met in such securitizations.

Senior notes. The $32.1 million of February 2005 Senior Notes issued in exchange for Preferred Stock in February 2003 decreased to $28.0 million as of June 30, 2003 with the payment of the first quarterly payment of $4.0 million.

Shareholders' equity. Shareholders' equity decreased to $164.7 million at June 30, 2003 from $223.4 million at December 31, 2002. This decrease was primarily the result of a $51.6 million retirement of preferred shares in connection with the tender offer completed in February 2003 and a net loss of $8.9 million. This decrease was partially offset by a net decrease in accumulated other comprehensive loss of $1.8 million which is comprised of an unrealized gain on investments available-for-sale of $2.9 million and $1.1 million of deferred losses on hedging instruments during the period.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except per share            Three months ended June 30,               Six months ended June 30,
information)                                  -------------------------------------    -------------------------------------
                                                   2003                 2002                2003                 2002
-----------------------------------------     ----------------     ----------------    -----------------     ---------------

Net interest margin                              $   (9,214)          $  8,409            $ (3,615)             $ 13,711
Impairment charges                                     (200)            (4,973)             (2,205)               (7,084)
Gain on sales of investments, net                       556                 96               1,010                   173
General and administrative expenses                  (2,151)            (2,625)             (4,172)               (4,518)
Net (loss) income                                   (10,986)             1,796              (8,942)                3,721
Preferred stock (charge) benefit                     (1,214)            (2,397)              9,230                (4,793)
Net (loss) income to common shareholders            (12,200)              (601)                288                (1,072)

Basic and diluted net (loss) income per
  common share                                       $(1.12)          $  (0.06)           $   0.03              $  (0.10)
----------------------------------------------------------------------------------------------------------------------------

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002. Net income and net loss per common share decreased during the six months ended June 30, 2003 as compared to the same period in 2002. The decrease in net income is primarily the result of increased additions of $13.0 million to provision for loan losses. Included in this amount is $14,400 in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided the allowance for losses for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare an extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses. In addition to the increase in provision for loan losses, net margin before provision loan losses decreased by $4.3 million. Offsetting this decline was decreased impairment charges of approximately $4.9 million and incremental net gains on sales of investments of $1.0 million for the six months ended June 30, 2003 compared to the same periods in 2002. Net (loss) income to common shareholders decreased by $1.4 million or $0.13 per common share, from a loss of $1.1 million for the six months ended June 30, 2002 to income of $0.3 million for the same period in 2003, mostly due to preferred stock benefits from the tender offer completed in February 2003.

Net (loss) income decreased to $(11.0) million from $1.8 million for the three months ended June 30, 2003 compared to the same period for 2002. In addition, net loss to common shareholders increased by $11.6 million or $1.06 per common share during the three months ended June 30, 2003 compared to the same period for 2002. The decrease in net income and the increase in net loss to common shareholders resulted principally from a decline in net interest margin, as discussed below. This increased loss was partially offset by a decrease in other-than-temporary impairment charges of $4.8 million and net gains on sales of portfolio assets of $0.5 million compared to the same period in 2002.

Net interest margin for the three and six months ended June 30, 2003 decreased to $(9.2) million and $(3.6) million from $8.4 million and $13.7 million, respectively for the same period in 2002. This decrease was primarily the result of higher provision for loan losses for 2003 including the $14.4 million addition to provision for loan losses, as discussed above. Net interest margin was also negatively impacted during the three and six months ended June 30, 2003 by a decline in net interest spread and a decline in interest earning assets compared to the three and six months ended June 30, 2002.

Impairment charges declined by $4.8 million and $4.9 million, respectively, for the three months and the six months ended June 30, 2003 from the same period last year. This decrease was primarily a result of losses recorded in the amount of $1.9 million in 2002 on valuation adjustments on loans held-for-sale which were not included in the SASCO 2002-9 securitization completed in April 2002 and a decrease of $3.1 million related to other-than-temporary impairment charges on a debt security comprised largely of manufactured housing loans.

General and administrative expense decreased by $0.4 million to $2.2 million and $0.5 million to $4.2 million for the three months and six months ended June 30, 2003 compared to the same periods in 2002. Decreased personnel and contractor costs are the primary reason for the reduction in general and administrative expense, offset by increased legal expenses.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------
                                 Three Months Ended June 30,                       Six Months Ended June 30,
                       ---------------------------------------------------------------------------------------------------
                                2003                     2002                    2003                     2002
                       ---------------------------------------------------------------------------------------------------
(amounts in thousands)   Average    Effective     Average    Effective    Average     Effective    Average    Effective
                         Balance       Rate       Balance       Rate      Balance       Rate       Balance       Rate
                       ---------------------------------------------------------------------------------------------------
Interest-earning
  assets: (1)
 Collateral for
  collateralized bonds  $2,017,170       7.08%   $2,381,783       7.46%  $2,058,673        7.14%  $2,373,888       7.34%
  (2) (3)
 Other loans                 8,229       6.19%       14,603       3.14%       8,492        5.97%       8,785       4.76%
 Securities                  3,378      16.34%        3,826      35.00%       4,523       18.09%       4,583      19.94%
 Cash and other
  investments               61,608       7.55%       91,708       6.45%      62,716        7.98%      80,078       7.35%
                       ---------------------------------------------------------------------------------------------------
  Total interest-
  earning assets        $2,090,385       7.11%   $2,491,920      7.44%   $2,134,404        7.18%  $2,467,334       7.36%
  assets
                       ===================================================================================================

Interest-bearing
liabilities:
 Non-recourse debt (3)   $1,886,827      5.64%    $2,234,052      5.57%   $1,926,627       5.59%   $2,213,272      5.65%
 Senior notes               30,699       9.51%        46,395      8.10%       20,696       9.51%       48,492      8.12%
                       ---------------------------------------------------------------------------------------------------
  Total interest-
  bearing liabilities    $1,917,526      5.70%    $2,280,447      5.62%   $1,947,323       5.63%   $2,261,764      5.70%
                       ===================================================================================================

Net interest spread on
 all investments (3)                     1.41%                    1.82%                    1.55%                   1.66%
                                    ============             ============             ===========             ============
                                                                                      ===========             ============
Net yield on average
interest-earning                         1.85%                    2.30%                    2.03%                   2.13%
assets (3)
                                    ============             ============             ===========             ============
--------------------------------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $370 and $601 for the three months ended June 30, 2003 and 2002, respectively, and $435 and $568 for the six months ended June 30, 2003 and 2002, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 5.91% and 5.74% for the three months ended June 30, 2003 and 2002, respectively, and 5.79% and 5.85% for the six months ended June 30, 2003 and 2002, respectively, while the net yield on average interest-earning assets would be 1.51% and 1.74% for the three months ended June 30, 2003 and 2002, respectively, and 1.71% and 1.90% for the six months ended June 30, 2003 and 2002, respectively.


The net interest spread decreased 41 basis points, to 141 basis points for the three months ended June 30, 2003 from 182 basis points for the same period in 2002 (each basis point is 0.01%). The net interest spread for the six months ended June 30, 2003 also decreased relative to the same period in 2002, to 155 basis points from 166 basis points. The decrease in the Company's net interest spread for both periods can be generally attributed to the resetting of interest rates on adjustable rate mortgage loans in the Company's investment portfolio and the prepayment of higher rate loans in that portfolio which together caused a decline in interest earning asset yield of 33 basis points and 18 basis points for the three and six month comparative periods, respectively. The majority of the Company's variable-rate interest-bearing liabilities are indexed relative to One-Month LIBOR. Interest-bearing liability costs increased 8 basis points for the three month period and decreased 7 basis points for the six-month periods ended June 30, 2003, respectively, compared to the same period in 2002. Interest-bearing liability costs increased 8 basis points for the three month period primarily as a result of interest charges associated with the interest rate swap and the amortizing synthetic interest rate swap discussed below and the 9.50% Senior Notes issued in 2003 with a higher coupon than the 7.875% Senior Notes retired in 2002. Interest-bearing liability costs for the six month periods decreased 7 basis points, principally as a result of the overall lower rate environment and the impact of the issuance of SASCO Series 2002-9 in April 2002, which lowered the Company's overall cost of funds. The Company currently finances approximately $216 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. In June 2002, the Company, through the use of an interest-rate swap, converted $100 million of such floating-rate liabilities into fixed rate, in effect locking the spread in for that portion of fixed rate assets financed with floating rate liabilities. Under the swap, the Company pays a fixed rate of 3.73% and receives one-month LIBOR. In October 2002, the Company created an amortizing synthetic swap through the short sale of a string of Eurodollar futures contracts, with an initial effective notional balance of approximately $80 million, amortizing over a three-year period. At June 30, 2003, the notional amount of this synthetic amortizing swap was $52 million.

The Company would expect its net interest spread on its interest-earning assets for the balance of 2003 to continue to decrease as higher coupon loans and securities prepay, and rates on adjustable-rate assets in the investment portfolio continue to adjust downward. Rates on collateralized bonds should decline as a result of the reduction of 25 basis points in the Federal Funds target rate in June, but not enough to offset declining asset yields. The average One-Month LIBOR rate declined to 1.26% and 1.30% for the three and six month periods ended June 30, 2003, respectively from 1.85% for the three and six month periods ended June 30, 2002.

Interest Income and Interest-Earning Assets. At June 30, 2003, $1.6 billion of the investment portfolio consists of loans and securities which pay a fixed-rate of interest, and approximately $426.4 million of the investment portfolio is comprised of loans and securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. The Company finances its investment portfolio with principally non-recourse collateralized bonds. At June 30, 2003, approximately $1.2 billion of fixed-rate bonds and $641 million of adjustable rate bonds were outstanding. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes mortgage-related securities, other investments and other loans.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
                                                                    Other Indices
                                 LIBOR Based         CMT Based        Based ARM       Fixed-Rate
                                  ARM Loans          ARM Loans          Loans            Loans                  Total
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
2002, Quarter 2                $      452.6       $       90.1      $       63.8       $      1,740.2       $   2,346.7
2002, Quarter 3                       414.4               80.8              59.9              1,698.4           2,253.5
2002, Quarter 4                       384.6               73.2              57.0              1,650.9           2,165.7
2003, Quarter 1                       352.5               66.3              52.8              1,605.3           2,076.9
2003, Quarter 2                       316.9               59.6              49.9              1,564.9           1,991.3
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.


The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, net premium on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at June 30, 2002, was $13.7 million, or approximately 0.69% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. The $13.7 million net premium consists of gross collateral premiums of $35.0 million, less gross collateral discounts of $21.3 million. Of the $35.0 million in gross premiums on collateral, $26.0 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $770.6 million at June 30, 2003, and that have average prepayment lockouts or yield maintenance to 2008. The net premium (i.e., gross premium less gross discount) on such multifamily and commercial loans is $26.0 million. Amortization expense as a percentage of principal pay-downs has increased from 1.39% for the three months ended June 30, 2002 to 1.64% for the same period in 2003. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 22% for the three months ended June 30, 2003. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                         Premium Basis and Amortization
                              (amounts in millions)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                             Amortization
                                                                                                            Expense as a %
                                                Amortization       CPR Annualized         Principal          of Principal
                            Net Premium            Expense              Rate               Paydowns            Paydowns
--------------------------------------------------------------------------------------------------------------------------
2002, Quarter 2             $    18.3           $      1.5              17%               $   108.3              1.39%
2002, Quarter 3                  16.7                  1.6              21%                    94.5              1.70%
2002, Quarter 4                  16.2                  0.5              19%                    95.5              0.57%
2003, Quarter 1                  15.1                  1.1              24%                    85.4              1.32%
2003, Quarter 2                  13.7                  1.3              22%                    81.8              1.64%
--------------------------------------------------------------------------------------------------------------------------

Credit Exposures. The Company invests in collateralized bonds or pass-through securitization structures. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. The Company generally has retained a limited portion of the direct credit risk in these securities. In most instances, the Company retained the "first-loss" credit risk on pools of loans that it has securitized.

The following table summarizes the aggregate principal amount of collateral for collateralized bonds and securities outstanding; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each year.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $30.2 million and a remaining deductible aggregating $0.8 million on $65.3 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $28.7 million on $301.0 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $208.3 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 61% on such policies before the Company would incur losses. During the first and second quarter 2003, the Company received a payment of $89 thousand and established a receivable of $87 thousand, respectively under the $30.2 million loss reimbursement guarantee.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------------------------
                               Outstanding Loan     Credit Exposure, Net   Actual Credit      Credit Exposure, Net to
                               Principal Balance     of Credit Reserves        Losses         Outstanding Loan Balance
--------------------------------------------------- ------------------------------------------------------------------------
2002, Quarter 2                  $     2,437.8         $     114.6            $   8.4                   4.70%
2002, Quarter 3                        2,340.5               110.2                8.3                   4.71%
2002, Quarter 4                        2,246.9                91.9                7.7                   4.09%
2003, Quarter 1                        2,082.3                90.1                6.2                   4.33%
2003, Quarter 2                        1,997.1                72.8                6.4                   3.65%
---------------------------------------------------------------------------------------------------------------------------

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which the Company has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance have increased to 4.76% at June 30, 2003 from 4.03% at June 30, 2002 primarily due to two commercial loans which have become delinquent and increased percentage of delinquencies on single family mortgage loans and manufactured housing loans due primarily to the declining balance of these loans outstanding. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of June 30, 2003, management believes the level of credit reserves is appropriate for currently existing losses.

                           Delinquency Statistics (1)

----------------------------------------------------------------------------------------------------------------------------
                                 30 to 60 days          60 to 90 days          90 days and over
                                  delinquent              delinquent             delinquent (2)               Total
----------------------------------------------------------------------------------------------------------------------------
2002, Quarter 2                    1.25%                    0.59%                   2.19%                    4.03%
2002, Quarter 3                    1.99%                    0.34%                   2.14%                    4.47%
2002, Quarter 4                    1.78%                    0.64%                   2.07%                    4.49%
2003, Quarter 1                    1.79%                    0.51%                   2.20%                    4.50%
2003, Quarter 2                    1.68%                    0.50%                   2.58%                    4.76%
----------------------------------------------------------------------------------------------------------------------------

(1) Excludes other investments and loans held for sale or securitization.

(2) Includes foreclosures, repossessions and REO.

General and Administrative Expense. The following tables present a breakdown of general and administrative expense.

--------------------------------------------------------------------------------------------------------------------------
                                                                    Corporate/Investment
                                           Servicing                Portfolio Management                 Total
--------------------------------------------------------------------------------------------------------------------------
2002, Quarter 2                           $  1,036.8                     $   1,587.5                 $    2,624.3
2002, Quarter 3                              1,122.2                         1,103.7                      2,225.9
2002, Quarter 4                              1,221.5                         1,526.9                      2,748.4
2003, Quarter 1                              1,146.6                           874.2                      2,020.8
2003, Quarter 2                              1,262.3                           888.3                      2,150.6
--------------------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements. In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Effective after June 30, 2003, this statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to provide clarification of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company's adoption of SFAS No. 149 in June 2003 has not had a significant impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 128, "Earnings per Share", to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company is reviewing the implications of SFAS No. 150 but does not believe that its adoption will have a significant impact on its financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's results of operations, cash flows or financial position.

Supplemental Information for Collateralized Bond Securities

The Company, through its subsidiaries, pledges collateral (i.e., single-family mortgage loans and securities, manufactured housing mortgage loans and securities, or commercial mortgage loans) for collateralized bond obligations that are issued based on the pledge of such collateral. These collateralized bonds are recourse only to the collateral pledged, and not to the Company. The structure created by the pledge of collateral and sale of the associated collateralized bonds is referred to hereafter as a "collateralized bond security". The "principal balance of net investment" in a collateralized bond security represents the principal balance of the collateral pledged less the outstanding balance of the associated collateralized bonds owned by third parties. This net investment is also commonly referred to as
"over-collateralization". The "amortized cost basis of net investment" is the over-collateralization amount plus or minus collateral and collateralized bond premiums and discounts and related costs. The Company generally has sold the investment grade classes of the collateralized bonds to third parties, and has retained the portion of the collateralized bond security that is below investment grade.

The Company analyzes and values its investment in collateral for collateralized bonds on a net investment basis. The Company estimates the fair value of its net investment in collateralized bond securities as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. Below is a summary as of June 30, 2003, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. The Company master services four of its collateral for collateralized bond securities. Structured Asset Securitization Corporation (SASCO) Series 2002-9 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

The following tables show the Company's net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying consolidated financial statements of the Company present the collateral for collateralized bonds as an asset, and presents the associated collateralized bond obligation as a non-recourse liability. In addition, the Company carries only its investment in MERIT Series 11 at fair value. As a result, the table below is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions. See below for a reconciliation of the amounts included in the table to the Company's consolidated financial statements.


-------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands
                                                    Principal Balance    of collateralized                         Amortized Cost
Collateralized Bond                                 of collateral        bonds outstanding    Principal Balance      Basis of Net
    Series (1)        Collateral Type               pledged              to third parties     of Net Investment      Investment
-------------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Debt securities backed by
                      Single-family loans and
                      Manufactured housing loans    $  296,322           $  258,688                $  37,634      $     28,434

MERIT Series 12-1     Manufactured housing loans       239,381              217,176                   22,205            19,880

MERIT Series 13       Manufactured housing loans       285,883              256,555                   29,328            23,733

SASCO 2002-9          Single family loans              392,154              382,380                    9,774            18,437

MCA One Series 1      Commercial mortgage loans         81,113               76,394                    4,719               (99)

CCA One Series 2      Commercial mortgage loans        291,971              269,867                   22,104             8,511

CCA One Series 3      Commercial mortgage loans        396,493              352,469                   44,024            50,677
-------------------------------------------------------------------------------------------------------------------------------
                                                    $1,983,317           $1,813,529                $ 169,788      $    149,573
-------------------------------------------------------------------------------------------------------------------------------

(1) MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly owned limited purpose subsidiary of the Company. SASCO stands for Structured Asset Securitization Corporation.


The following table reconciles the balances presented in the table above with the amounts included for collateral for collateralized bonds and collateralized bonds in the accompanying consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                Collateral
                                                                         For           Collateralized            Net
                                                                    Collateralized          Bonds            Investment
                                                                        Bonds
-----------------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                              $   1,983,317      $   1,813,529       $    169,788
Principal balance of security excluded from above table                     4,657              4,723                (66)
Recorded impairments on debt securities                                   (11,894)                 -            (11,894)
Premiums and discounts                                                     13,715             26,927            (13,212)
Unrealized gain/loss                                                        2,577                  _              2,577
Accrued interest and other                                                 12,822              7,703              5,119
Allowance for loan losses                                                 (39,688)                -             (39,688)
-----------------------------------------------------------------------------------------------------------------------------
Balance per consolidated financial statements                       $   1,965,506      $   1,852,882       $    112,624
-----------------------------------------------------------------------------------------------------------------------------


The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value and the cash flow received from such net investment during the six months ended June 30, 2003. As the Company does not present its investment in collateralized bonds on a net investment basis and carries only its investment in MERIT Series 11 at fair value, the table below is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions.

-----------------------------------------------------------------------------------------------------------------------------
                                             Fair Value Assumptions                                 ($ in thousands)
                     ------------------------------------------------------------------------
                                                                                                                 Cash flows
   Collateralized       Weighted-average                            Projected cash flow      Fair value of      received in
    Bond Series        prepayment speeds          Losses              termination date            net            2003, net
                                                                                             investment (1)         (2)
-----------------------------------------------------------------------------------------------------------------------------
MERIT Series 11A       35%-40% CPR on SF    3.2% annually on    Anticipated final maturity     $    30,870        $   8,158
                       securities; 8% CPR   MH securities       in 2025
                        on MH securities

MERIT Series 12-1            8% CPR         3.4% annually on    Anticipated final maturity           1,912              638
                                            MH Loans            in 2027

MERIT Series 13             10% CPR         4.0% annually       Anticipated final maturity           1,241              723
                                                                in 2026

SASCO 2002-9                30% CPR         0.20% annually      Anticipated call date in            26,609            7,573
                                                                2005

MCA One Series 1              (3)           0.8% annually       Anticipated final maturity           2,470              233
                                                                in 2018

CCA One Series 2              (4)           0.80% annually      Anticipated call date in            10,661              861
                                            beginning in 2004   2012

CCA One Series 3              (4)           Losses of $4,000    Anticipated call date in            17,305            1,194
                                            in 2003, 1.2%       2009
                                            annually beginning
                                            in 2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               $    91,068        $  19,380
-----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of June 30, 2003, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above. Cash flows received by the Company during the six months ended June 30, 2003, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security

(2)  Computed at 0% CPR until maturity

(3)  Computed at 0% CPR until the respective call date

The above tables illustrate the Company's estimated fair value of its net investment in certain collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. Including the recorded allowance for loan losses of $39.7 million, the Company's net investment in collateralized bond securities is approximately $112.6 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $91.1 million, as set forth in the table above. The difference between the $112.6 million in net investment as included in the consolidated financial statements and the $91.1 million of estimated fair value, is due to the differences between the estimated fair value of such net investment and amortized cost.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

-----------------------------------------------------------------------------------------------------------------------------
                                                Fair Value of Net Investment
-----------------------------------------------------------------------------------------------------------------------------
Collateralized Bond Series                    12%                   16%                   20%                   25%
-----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A                          $    34,370           $    30,870           $    28,170           $    25,531
MERIT Series 12-1                               1,789                 1,912                 1,960                 1,956
MERIT Series 13                                   997                 1,241                 1,393                 1,498
SASCO 2002-9                                   27,719                26,609                25,562                24,335
MCA One Series 1                                3,086                 2,470                 2,014                 1,600
CCA One Series 2                               13,263                10,661                 8,742                 7,011
CCA One Series 3                               20,588                17,305                14,643                12,004
-----------------------------------------------------------------------------------------------------------------------------
                                          $   101,812           $    91,068           $    82,484           $    73,935
-----------------------------------------------------------------------------------------------------------------------------


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments. In addition, while the Company was actively originating loans for its investment portfolio, the Company funded these operations through short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

The Company's cash flow from its investment portfolio for the three months and six months ended June 30, 2003 was approximately $15.5 million and $29.8 million, respectively. Such cash flow is after payment of principal and interest on the associated collateralized bonds (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt.

The Company's cash flow from its investment portfolio is subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses. In a period of rapidly rising interest rates, the Company's net interest margin and cash flow from the investment portfolio is likely to be significantly impacted due to increased borrowing costs on variable-rate non-recourse collateralized bonds. The Company anticipates, however, that it will have sufficient cash flow from its investment portfolio to meet all of its obligations.

Collateralized Bonds. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex. Collateral for collateralized bonds is not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 2003, Dynex had $1.9 billion of collateralized bonds outstanding. Approximately $1.2 billion of the collateralized bonds carry a fixed rate of interest, and approximately $0.6 billion carries a rate of interest, which adjusts monthly based on One-Month LIBOR.

Senior notes. On February 28, 2003, the Company issued $32.1 million of 9.50% senior unsecured notes due February 2005 (the "February 2005 Senior Notes") in connection with a tender offer on the Company's preferred stock. The February 2005 Senior Notes were issued in exchange for 1,156,891 shares of Series A, Series B and Series C preferred stock. Principal payments in the amount of $4.0 million, along with interest payments at a rate of 9.50% per annum, are due quarterly beginning May 2003, with final payment due on February 28, 2005. The Company at its option can prepay the February 2005 Senior Notes in whole or in part, without penalty, at any time. The February 2005 Senior Notes prohibit distributions on the Company's capital stock until they are fully repaid, except distributions necessary for the Company to maintain REIT status. At June 30, 2003, the outstanding balance of the Senior Notes was $28.1 million. In August 2003, the Company announced that it planned to redeem early $10 million of the Senior Notes.


                           FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-Q/A made by the Company, that are not historical fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. The Company does not undertake, and the Securities Litigation Reform Act specifically relieves the Company from, any obligation to update any forward-looking statements.

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Economic Conditions. The Company is affected by general economic conditions. The risk of defaults and credit losses could increase during an economic slowdown or recession. This could have an adverse effect on the performance of the Company's securitized loan pools and on the Company's overall financial performance.

Capital Resources. Cash flows from the investment portfolio fund the Company's operations and repayments of recourse debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses.

Interest Rate Fluctuations. The Company's income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse collateralized bonds, approximately $280 million of which is variable rate which resets monthly. Through the use of interest rate swaps and synthetic swaps, the Company has reduced this exposure by approximately $152 million at June 30, 2003 on an amortizing basis through approximately June 2005. In addition, a significant amount of the investments held by the Company is adjustable-rate collateral for collateralized bonds, which generally reset on a delayed basis and have periodic interest rate caps. These investments are financed through non-recourse long-term collateralized bonds which reset monthly and which have no periodic caps. In total at June 30, 2003, the Company has approximately $640 million of adjustable-rate collateralized bonds.

The net interest spread and cash flow for the Company could decrease materially during a period of rapidly rising short-term interest rates, despite the use of interest-rate swaps and synthetic swaps, as a result of the monthly reset in the rate on the adjustable-rate collateralized bonds issued by the Company.

Defaults. Defaults by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans as of June 30, 2003.

Third-party Servicers. Third-party servicers service the majority of the Company's investment portfolio. To the extent that these servicers are financially impaired, the performance of the Company's investment portfolio may deteriorate, and defaults and credit losses may be greater than estimated.

Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yield securities.

Competition. The financial services industry is a highly competitive market. Increased competition in the market has adversely affected the Company, and may continue to do so.

Regulatory Changes. The Company's businesses as of June 30, 2003 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest margin comprises the primary component of the Company's earnings. Additionally, cash flow from the investment portfolio represents the primary component of the Company's incoming cash flow. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates following the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of June 30, 2003. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of June 30, 2003. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of June 30, 2003. At June 30, 2003, both one-month LIBOR and six-month LIBOR were 1.12%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

------------------------------ ---------- ---------------------------
                                               % Change in Net
         Basis Point                           Interest Margin
     Increase (Decrease)                        Cash Flow From
      in Interest Rates                           Base Case
------------------------------            ---------------------------
            +200                                   (10.0)%
            +100                                    (5.6)%
            Base                                      -
            -100                                     7.3%
            -200                                     9.1%
------------------------------ ---------- ---------------------------

Approximately $426 million of the Company's investment portfolio as of June 30, 2003 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 14% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that the Company has entered into such agreements.

The remaining portion of the Company's investment portfolio as of June 30, 2003, approximately $1.6 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.2 billion as of June 30, 2003, and (ii) shareholders' equity, which was $164.7 million. Overall, the Company's interest rate risk is primarily related both to the rate of change in short term interest rates, and to the level of short-term interest rates.

Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's management, as appropriate, to allow timely decisions regarding required disclosures.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company's internal controls during the most recent quarter and subsequent to June 30, 2003, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. No hearing date has been set for the issues remanded back to the lower trial court. In August 2003, the Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The bill is expected to be signed into law. If enacted into law, the law will be retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al ("BCM") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The current complaint alleges that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998 and a second alleged loan commitment of approximately $9 million; that DCI and the Company made negligent misrepresentations in connection with the alleged $160 million commitment; and that DCI and the Company fraudulently induced BCM into canceling the alleged $160 million master loan commitment in January 1999. Plaintiff BCM is seeking damages approximating $40 million, including approximately $37 million for DCI's breach of the alleged $160 million master loan commitment, approximately $1.6 million for alleged failure to make additional tenant improvement advances, and approximately $1.9 million for DCI's not funding the alleged $9 million commitment. DCI and the Company are vigorously defending the claims on several grounds. The Company was not a party to the alleged $160 million master commitment or the alleged $9 million commitment. The Company has filed a counterclaim for damages approximating $11 million against BCM. Commencement of the trial of the case in Dallas, Texas is anticipated in the first quarter of 2004. During the second quarter 2003, BCM filed suit against the Company and DCI as third-party defendants in related litigation in the United States District Court Eastern District of Louisiana in the matter Kelly Investment, Inc. versus BCM et al. The Company sold certain BCM related loans on commercial properties located in Louisiana to Kelly Investment, Inc. in 2000, and Kelly Investment, Inc. subsequently filed suit against BCM in 2001. No date has been set for trial in Louisiana. Claims made by BCM in the US District Court of Louisiana against the Company and DCI are substantially similar to those being made in Dallas County, Texas.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

See Note 9 to accompanying condensed consolidated financial statements in Part I
Item 1.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 30, 2003, the Annual Meeting of shareholders was held to elect the members of the Board of Directors and to approve the continuation of Deloitte and Touche LLP as the auditor for the Company. The following table summarizes the results of those votes.

------------------------------------ ---------------- ---------------- ---------------- ---------------- -----------------------
Director                                   For            Against         Withheld        Abstentions       Broker Non-Votes
------------------------------------ ---------------- ---------------- ---------------- ---------------- -----------------------
                                                      Common Share Votes
Thomas B. Akin                         10,190,624            -             148,692             -                   -
J. Sidney Davenport                    10,188,076            -             151,240             -                   -
Thomas H. Potts                         9,530,949            -             808,367             -                   -
Donald B. Vaden                        10,174,888            -             164,428             -                   -
Eric P. VonderPorten                   10,212,330            -             126,986             -                   -
Deloitte & Touche LLP                  10,228,750         67,667              -             42,899                 -
------------------------------------ ---------------- ---------------- ---------------- ---------------- -----------------------
                                                     Preferred Share Votes
Leon A. Feldman                         1,576,294            -             200,977             -                   -
Barry Igdaloff                          1,762,006            -             15,265              -                   -
------------------------------------ ---------------- ---------------- ---------------- ---------------- -----------------------

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2  Certification of Chief Financial Officer pursuant to
                    Section 302 of the  Sarbanes-Oxley Act of 2002.

              32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              Current report on Form 8-K as filed with the Commission on May 5, 2003 providing a copy of the Dynex Capital, Inc. Press Release dated May 5, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DYNEX CAPITAL, INC.



Dated:  December 23, 2003               By:  /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Executive Vice President
                                             (authorized officer of registrant,
                                              principal accounting officer)

                                                                    Exhibit 31.1
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

   1.  I have  reviewed  this  quarterly  report  on Form  10-Q/A  of  Dynex
       Capital, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

       (a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

       (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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




Date: December 23, 2003                      /s/  Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Principal Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

   1.  I have  reviewed  this  quarterly  report  on Form  10-Q/A  of  Dynex
       Capital, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

       (a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

       (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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




Date: December 23, 2003                     /s/  Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti
                                            Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Dynex Capital, Inc. (the "Company") on Form 10-Q/A for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer and the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



December 23, 2003                           /s/ Stephen J. Benedetti
                                            ---------------------------------
                                            Stephen J. Benedetti
                                            Principal Executive Officer
                                            Chief Financial Officer