Form 10-K
period 2003-12-31
DYNEX SECURITIES CORP
filed 2004-04-15
CIK 889472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-K
(Mark One)
                   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __   No X
           --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003: NONE

As of February 28, 2004, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

                          DYNEX SECURITIES CORPORATION
                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                                                      Page
PART I.

         Item 1.    Business........................................................................... 1
         Item 2.    Properties......................................................................... 1
         Item 3.    Legal Proceedings.................................................................. 1
         Item 4.    Submission of Matters to a Vote of Security Holders................................ 2


PART II.

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............. 2
         Item 6.    Selected Financial Data............................................................ 2
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................................. 2
         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......................... 4
         Item 8.    Financial Statements and Supplementary Data........................................ 4
         Item 9.    Changes In and Disagreements with Accountants on Accounting and
                    Financial Disclosure............................................................... 11
         Item 9A.   Controls and Procedures............................................................ 11


PART III.

         Item 10.   Directors and Executive Officers of the Registrant................................. 12
         Item 11.   Executive Compensation............................................................. 12
         Item 12.   Security Ownership of Certain Beneficial Owners and Management..................... 12
         Item 13.   Certain Relationships and Related Transactions..................................... 12
         Item 14.   Principal Accountant Fees and Services............................................. 12


PART IV.
         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................... 12

SIGNATURES          ................................................................................... 17


                                      (i)

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

         The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of non-recourse securitization financing ("Bonds") and certificates of participation ("Mortgage Securities"). The Bonds will be issued pursuant to an indenture or indentures and will be secured by securities backed by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the "Collateral"). The Collateral for a series of Bonds will be pledged to a trustee. The Mortgage Securities will represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

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

         From the date of its inception to December 31, 2003, the Company has issued 30 series of Mortgage Securities on behalf of SMFC totaling $6.7 billion and has not issued any series of Bonds. The Company has not issued any Mortgage Securities since 2000.

         The Mortgage Securities and Bonds and the related Collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities and Bonds has been accounted for by SMFC as a sale of the associated Collateral in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles").

         At December 31, 2003, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

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


Item 2.  Properties

         The Company, as a subsidiary organized by Dynex Capital, Inc., has no physical properties.


Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.


                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     All of the Company's outstanding common stock is owned by Dynex Capital, Inc. Accordingly, there is no market for its common stock. As the Company recognized gains on sales of securities, the Company immediately dividended the amounts to its parent. The toal amount for the year-ended December 31, 2003 was $2,482.

Item 6.  Selected Financial Data

         Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2. (See Item 7)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Since inception, the Company has used its shelf registration to issue Mortgage Securities on behalf of SMFC. The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as sales of the associated collateral in accordance with generally accepted accounting principles. All fees and related expenses in connection with issuance and administrative services related to the Mortgage Securities are recorded in the financial statements of SMFC.

         During 2003, several securities, for which the Company owned the call rights, were called by the Company for the benefit of the Company's parent, Dynex Capital, Inc. The security structure of these securities was instantaneously collapsed and the loans were sold at a gain. Subsequent to the issuance of its financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, the management of the Company determined that securities which were called pursuant to call rights owned by the Company and sold at a gain represented net income to the Company which should be reported in the Company's financial statements.

         Although the Company owned the call rights to these securities and called them and collapsed the security structure, this was done for the benefit of the Company's parent company, Dynex Capital, Inc. and management did not believe that the transaction required disclosure in the Company's financial statements. As a result, the following unaudited quarterly financial information has been restated from the amounts previously reported.

                          Statements of Operations Data
 (amounts in thousands)

---------------------------------- -------------------------------------- --- -------------------------------------
                                            Three Months Ended                         Nine Months Ended
                                            September 30, 2003                         September 30, 2003
                                   --------------------------------------     -------------------------------------
                                   (As Previously                            (As Previously
                                      Reported)           (As Restated)         Reported)            (As Restated)
                                   -----------------    -----------------     ----------------     ----------------
Gain on sale of investments          $        -           $      937            $         -           $    2,482
                                   -----------------    -----------------     ----------------     ----------------
Net income                           $        -           $      937            $         -          $     2,482
                                   =================    =================     ================     ================

---------------------------------- ----------------- -- ----------------- --- ---------------- --- ----------------


-------------------------------- -------------------------------------- -- --------------------------------------
                                          Three Months Ended                         Six Months Ended
                                             June 30, 2003                             June 30, 2003
                                 --------------------------------------    --------------------------------------
                                 (As Previously                            (As Previously
                                    Reported)          (As Restated)           Reported)          (As Restated)
-------------------------------- ----------------- -- ----------------- -- ----------------- -- -----------------
Gain on sale of investments        $        -           $    1,158           $        -           $    1,545
                                 -----------------    -----------------    -----------------    -----------------
Net income                         $        -           $    1,158           $        -           $    1,545
                                 =================    =================    =================    =================

-------------------------------- ----------------- -- ----------------- -- ----------------- -- -----------------

-------------------------------- --------------------------------------------------------------------------------
                                                        Three Months Ended March 31, 2003
                                 --------------------------------------------------------------------------------
                                          (As Previously Reported)                       (As Restated)
-------------------------------- -------------------------------------- -- --------------------------------------
Gain on sale of investments                $          -                                 $       387
Net income                                 $          -                                 $       387

-------------------------------- -------------------------------------- -- --------------------------------------


                Summary of Selected Quarterly Results (unaudited)
(amounts in thousands)

------------------------------------------------ -------------------------------- -------------------------------
         Year ended December 31, 2003                     First Quarter                   Second Quarter
                                                 -------------------------------- -------------------------------
                                                 (As previously                   (As previously
                                                    reported)     (As restated)      reported)     (As restated)
------------------------------------------------ ---------------- --------------- ---------------- --------------
Operating results:
Gain on sale of investments                         $        -       $    387        $      -         $  1,158
Net income                                                   -            387               -            1,158

------------------------------------------------ ---------------- --------------- ---------------- --------------


------------------------------------------------- ---------------------------------------- ----------------------
                                                               Third Quarter                  Fourth Quarter
          Year ended December 31, 2003
                                                  ---------------------------------------- ----------------------
                                                    (As previously
                                                       reported)         (As restated)
------------------------------------------------- -------------------- ------------------- ----------------------
Operating results:
Gain on sale of investments                          $        -           $         937       $            -
Net income                                                    -                     937                    -

------------------------------------------------- -------------------- ------------------- ----------------------

         During the three-months ended December 31, 2003, the Company had no income and recognized no gains. The Company will file amended Forms 10-Q for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003 as soon as practicable. The Company had no activity for the year-ended December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         None.


Item 8.  Financial Statements and Supplementary Data

DYNEX SECURITIES CORPORATION

Independent Auditors' Report ............................................................................5
Balance Sheets - December 31, 2003 and 2002..............................................................6
Statements of Income - For the years ended December 31, 2003, 2002 and 2001..............................7
Statements of Shareholder's Equity - For the years ended December 31, 2003, 2002 and 2001................8
Statements of Cash Flows - For the years ended December 31, 2003, 2002 and 2001..........................9
Notes to Financial Statements - For the years ended December 31, 2003, 2002 and 2001....................10

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Dynex Securities Corporation:



We have audited the accompanying balance sheets of Dynex Securities Corporation, (the "Corporation"), (a wholly owned subsidiary of Dynex Capital Inc.), as of December 31, 2003 and 2002, and the related statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dynex Securities Corporation as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP


Richmond, Virginia
April 9, 2004

DYNEX SECURITIES CORPORATION
BALANCE SHEETS
December 31, 2003 and 2002
(amounts in thousands except share data)

                                                       2003            2002
                                                    -----------     -----------
ASSETS
Cash                                                   $ 10            $ 10
                                                    ===========     ===========

SHAREHOLDER'S EQUITY
Common Stock, no par value;
    1,000 shares authorized, issued and outstanding    $ 10            $ 10
                                                    ===========     ===========


See accompanying notes to financial statements.

DYNEX SECURITIES CORPORATION
STATEMENTS OF INCOME
For the years ended December 31, 2003, 2002 and 2001
(amounts in thousands)


                                    2003               2002             2001
                              -----------------  ---------------  --------------
  Gain on sale of investments   $     2,482        $       -        $       -
                              -----------------  ---------------  --------------
  Net income                    $     2,482        $       -        $       -
                              =================  ===============  ==============


See accompanying notes to financial statements.

DYNEX SECURITIES CORPORATION
STATEMENTS OF SHAREHOLDER'S EQUITY
For the years ended  December  31,  2003,  2002 and 2001
(amounts in  thousands except share data)



                                                                                        Retained
                                                      Common                            Earnings
                                                   Stock Shares        Common         (accumulated
                                                    Outstanding         Stock           deficit)             Total
                                                   --------------     ----------    ---------------      --------------
Balance at January 1, 2001                               1,000            $ 10        $          -         $        10
Net income                                                   -               -                   -                   -
Dividends and capital distributions                          -               -                   -                   -
                                                   -------------- --- ----------    -----------------    ---------------
Balance at December 31, 2001                             1,000              10                   -                  10
Net income                                                   -               -                   -                   -
Dividends and capital distributions                          -               -                   -                   -
                                                   --------------     ----------    -----------------    ---------------
Balance at December 31, 2002                             1,000              10                   -                  10
Net income                                                   -               -               2,482               2,482
Dividends and capital distributions                          -               -              (2,482)             (2,482)
                                                   --------------     ----------    -----------------    ---------------
Balance at December 31, 2003                             1,000            $ 10        $          -         $        10
                                                   ==============     ==========    =================    ===============


See accompanying notes to financial statements.

DYNEX SECURITIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
(amounts in thousands)




                                                                      2003               2002               2001
                                                                ----------------  -----------------  -----------------
  Operating activities:
    Net income                                                     $   2,482         $       -          $       -
      Adjustments to reconcile net income  to net cash provided
        by operating activities:
          Gain on sale of investments                                 (2,482)                -                  -
                                                                ----------------  -----------------  -----------------
             Net cash provided by operating activities                     -                 -                  -
                                                                ----------------  -----------------  -----------------
  Investing activities:
    Proceeds from sale of securities                                   2,482                 -                  -
                                                                ----------------  -----------------  -----------------
             Net cash provided by investing activities                 2,482                 -                  -
                                                                ----------------  -----------------  -----------------
  Financing activities:
    Dividends and capital distributions                               (2,482)                -                  -
                                                                ----------------  -----------------  -----------------
             Net cash used for financing activities                   (2,482)                -                  -
                                                                ----------------  -----------------  -----------------
  Net change in cash                                                       -                 -                  -
  Cash at beginning of year                                               10                10                 10
  Cash at end of year                                              $      10         $      10          $      10
                                                                ================  =================  =================



See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
DYNEX SECURITIES CORPORATION
December 31, 2003 and 2002


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

         The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company since the issuance of these Mortgage Securities has been accounted for as a sale by SMFC of the associated mortgage collateral in accordance with accounting principles generally accepted in the United States of America, "generally accepted accounting principles". All fees and expenses related to issuance and administrative services for securities issued under the Company's shelf registration statements are recorded in the financial statements of SMFC.

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles."


NOTE 2 - SECURITIES ISSUANCES

         The Company uses its shelf registration to issue securities on behalf of other companies. For the year ended December 31, 2003 and 2002, the Company issued no Mortgage Securities. The Company did not issue any Bonds in 2003, 2002, or 2001. The outstanding aggregate principal balance at December 31, 2003 and 2002 of securities issued by the Company was $65.2 million and $254.6 million, respectively. These securities were secured by mortgage collateral with an outstanding aggregate principal balance of $65.2 million and $254.6 million at December 31, 2003 and 2002, respectively.

         At December 31, 2003, the Company had $1.4 billion remaining for issuance under registration statements filed with the Securities and Exchange Commission.

Item 9...Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None


Item 9A. Controls and Procedures

..........(a)      Evaluation of disclosure controls and procedures.
                  ------------------------------------------------

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

                  As of the end of the period covered by this annual report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective, except as described below.

                  The Company identified an internal control deficiency related to the recording of realized gains on the sale of loans collateralizing securities for which the Company owned the call rights. For each of the called securities, the securitization structure was collapsed and the loans were sold to a third party at a gain. Originally the gain from the sale of these loans was recorded in the financial statements of the Company's parent. Management of the Company subsequently determined that these gains should be reported as income for the periods ended March 31, 2003, June 30, 2003 and September 2003 in the financial statements of the Company. The Company will restate these interim periods as a result of the deficiency. Management believes that it has performed the appropriate procedures to ensure that the information included herein for the year ended December 31, 2003 is materially accurate in all reasonable aspects. This internal control deficiency did not impact the consolidated financial statements of the Company's parent.

                  In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures, other than this deficiency, did exist to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls.

                  There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company's last fiscal quarter that materially effected, or are reasonably likely to materially affect internal control over financial reporting.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.


Item 11. Executive Compensation

         Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.


Item 13. Certain Relationships and Related Transactions

         Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.


Item 14. Principal Accountant Fees and Services

         Information in response to this Item is omitted, as permitted by Form 10-K, because the Company is an asset-backed issuer as defined in Rule 13a-14(g) under the Securities Exchange Act of 1934, as amended.


                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Financial Statements - see Item 8

                  Exhibits

                      Number      Exhibit

                       3.1        Articles  of Incorporation of  the  Registrant
                                  (Attached  as  an   exhibit  to  Registrant's
                                  Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992, incorporated herein by reference).

                       3.2 By-Laws of the Registrant (Attached as an exhibit to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992, incorporated  herein by reference).

                       4.1 Form of Trust Agreement dated July 1, 1992, (Attached as an exhibit to Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992, incorporated herein by reference).

                       4.2        Standard Terms to Trust  Agreement  dated July
                                  1,  1992   (Attached   as  an  exhibit    to
                                  Registrant's Registration Statement No. 33-49520 on Form S-11 filed July 10, 1992, incorporated herein by reference).

                       4.3 Copy of Series 1992-1 Trust Agreement dated as of August 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed September 4, 1992, incorporated herein by reference).

                       4.4 Copy of Series 1992-2 Trust Agreement dated as of September 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 14, 1992, incorporated herein by reference).

                       4.5 Copy of Series 1992-3 Trust Agreement dated as of October 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed November 6, 1992, incorporated herein by reference).

                       4.6 Copy of Series 1992-4 Trust Agreement dated as of November 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed December 7, 1992, incorporated herein by reference).

                       4.7 Copy of Series 1992-6 Trust Agreement dated as of December 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed January 7, 1993, incorporated herein by reference).
                       4.8 Copy of the Series 1993-8 Trust Agreement dated as of August 1, 1993, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed September 3, 1993, incorporated herein by reference).

                       4.9 Standard Terms to Trust Agreement, dated August 1, 1993 (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed September 3, 1993, incorporated herein by reference).

                       4.10 Copy of the Series 1993-10 Trust Agreement dated as of October 1, 1993, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed November 1, 1993, incorporated herein by reference).

                       4.11 Copy of the Series 1994-2 Trust agreement dated as of January 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on form 8-K, filed February 10, 1994, incorporated herein by reference).

                       4.12 Copy of the Series 1994-4 Trust Agreement dated as of March 1, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed April 13, 1994, incorporated herein by reference).

                       4.13 Copy of the Series 1994-2 First Amendment to Trust Agreement dated as of March 15, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed May 5, 1994, incorporated herein by reference).

                       4.14 Copy of the Series 1994-4 First Amendment to Trust Agreement dated as of April 15, 1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed May 18, 1994, incorporated herein by reference).

                       4.15       Copy of the  Series  1994-9  Trust  Agreement,
                                  dated as of June 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed July 12, 1994, incorporated herein by reference).
                       4.16 Standard Terms to Trust Agreement (August 1994 Edition) (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed September 13, 1994, incorporated herein by reference).

                       4.17 Copy of the Series 1994-2 Second Amendment to Trust Agreement dated as of September 27,
                                  1994, among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 5, 1994, incorporated herein by reference).

                       4.18 Copy of the Series 1993-10 First Amendment to Trust Agreement, dated as of October 7, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 13, 1994, incorporated herein by reference).

                       4.19 Standard Terms to Trust Agreement (Pool Insurance) (October 1994 Edition) (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed November 10, 1994, incorporated herein by reference).

                       4.20 Copy of the Series 1993-8 First Amendment to Trust Agreement, dated as of November 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed December 15, 1994, incorporated herein by reference).

                       4.21 Copy of the Series 1994-4 Second Amendment to Trust Agreement, dated as of November 1, 1994, by and among the Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed December 15, 1994, incorporated herein by reference).

                       4.22 Copy of the September 1995 Edition of Standard Terms to Trust Agreement (with Servicing Agreement for Credit Sensitive Loans) (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995, incorporated herein by reference).

                       4.23 Copy of the Series 1995-2 Trust Agreement, dated as of September 1, 1995, by and among the Registrant, Resource Mortgage Capital, Inc., as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995, incorporated herein by reference).

                       10.1 Standard Provisions to Servicing Agreement (December 1992 Edition) (Attached as an exhibit to to Registrant's Registration Statement No. 33-57204 on Form S-11 filed January 21, 1993, incorporated herein by reference).

                       10.2 Copy of the Meritech Servicing Agreement dated September 1, 1995 (Attached as an exhibit to to the Registrant's Current Report on Form 8-K, filed October 12, 1995, incorporated herein by reference).

                       10.3 Copy of the Standard Terms to Meritech Servicing Agreement for Saxon Mortgage Securities Corporation, September 1995 Edition (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995, incorporated herein by reference).

                       23.1       Consent of DELOITTE & TOUCHE LLP

                       31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002.

                       32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002.

                       99.1 Copy of the Support Fund Agreement, dated as of June 29, 1994 between Texas Commerce Bank National Association, as Trustee, and Texas Commerce Bank National Association, as
                                  Custodian  (Attached  as an  exhibit to the
                                  Registrant's Current Report on Form 8-K, filed July 11, 1994, incorporated herein by reference).

                       99.2 Copy of the Support Fund Agreement, dated as of October 27, 1994 by and between SHF Corp. and Texas Commerce Bank National Association, as Support Fund Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed November 10, 1994, incorporated herein by reference).

                       99.3 Copy of Financial Guaranty Insurance Policy No. 50306-N issued by Financial Security Assurance Inc., dated June 28, 1994, with respect to the Series 1994-9 Securities (Attached as an exhibit to the Registrant's Current Report on Form 10-K, filed March 21, 1995, incorporated herein by reference).

                       99.4 Copy of Financial Security Insurance Policy No. 50398A-N issued by Financial Security Assurance Inc., together with Endorsements, relating to the Series 1995-2 Class 1A-2 Securities (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995, incorporated herein by reference).

                       99.5 Copy of Financial Security Insurance Policy No. 50398A-N issued by Financial Security Assurance Inc., together with Endorsements, relating to the Series 1995-2 Class 1A-3 Securities (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995, incorporated herein by reference).

                       99.6 Copy of the Saxon Mortgage, Inc. Servicing Guide for Credit Sensitive Loans, February 1995 Edition (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995, incorporated herein by reference).


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

                          DYNEX SECURITIES CORPORATION
                                  (Registrant)


April 15, 2004                         By:   /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             President, Treasurer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Capacity                        Date


/s/ Stephen J. Benedetti            Principal Executive Officer   April 15, 2004
---------------------------------
Stephen J. Benedetti                Principal Financial Officer
                                    Principal Accounting Officer
                                    Director


/s/ Kevin J. Sciuk                  Director                      April 15, 2004
---------------------------------
Kevin J. Sciuk

                                  EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                            Numbered Page

23.1     Consent of DELOITTE & TOUCHE LLP                              I-1

31.1     Certification of Principal Executive Officer
         and Principal Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.                I-2

32.1     Certification of Principal Executive Officer
         and Chief Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.                I-3