Form 10-Q/A
period 2003-06-30
DYNEX SECURITIES CORP
filed 2004-05-14
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003: None As of July 31, 2003, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q/A with the reduced disclosure format.

================================================================================

                          DYNEX SECURITIES CORPORATION

                                   FORM 10-Q/A


         This amendment on Form 10-Q/A reflects restatement of the Company's financial statements as discussed in Note 2 to the condensed financial statements.

         All of the information in this Form 10-Q/A is as of August 13, 2003, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than for the matter discussed above.


                                      Index

                                                                            Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Balance Sheets at June 30, 2003
             and December 31, 2002 (unaudited)................................1

           Condensed Statements of Operations for the
             three and six months ended June 30, 2003
             (as restated) and 2002 (unaudited)...............................2

           Condensed Statements of Cash Flows for the
             six months ended June 30, 2003 (as restated)
             and 2002 (unaudited).............................................3

           Notes to Unaudited Condensed Financial Statements..................4

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................5

Item 3.    Quantitative and Qualitative Disclosures about
             Market Risk......................................................5

Item 4.    Controls and Procedures............................................5


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................6

Item 5.    Other Information..................................................6

Item 6.    Exhibits and Reports on Form 8-K...................................6

SIGNATURE  ..................................................................10

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
CONDENSED BALANCE SHEETS  (UNAUDITED)
(amounts in thousands except share data)



                                                                         June 30, 2003               December 31, 2002
                                                                   --------------------------    --------------------------

ASSETS
Cash                                                                       $      10                     $      10
                                                                   ==========================    ==========================

SHAREHOLDER'S EQUITY Common Stock, no par value:
     10,000 shares authorized,
     1,000 issued and outstanding                                          $      10                     $      10
                                                                   ==========================    ==========================

See accompanying notes to the unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands)

                                                    -----------------------------------     -----------------------------------
                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                    -----------------------------------     -----------------------------------
                                                         2003                2002                2003               2002
                                                    ----------------    ---------------     ---------------    ----------------
                                                     (As restated,                          (As restated,
                                                      see Note 2)                            see Note 2)

Gain on sale of investments                           $    1,158             $   -            $    1,545            $   -
                                                    ----------------    ---------------     ---------------    ----------------
Net  income                                           $    1,158             $   -            $    1,545            $   -
                                                    ================    ===============     ===============    ================

See notes to unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)


                                                                   -------------------------------------------------
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                   -------------------------------------------------
                                                                           2003                       2002
                                                                   ----------------------     ----------------------
                                                                       (As restated,
                                                                        see Note 2)
Operating activities:
    Net income                                                           $     1,545                  $   -
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Gain on sale of investments                                             (1,545)                     -
                                                                   ----------------------     ----------------------
        Net cash provided by operating activities                                  -                      -
                                                                   ----------------------     ----------------------

Investing activities:
    Proceeds from sale of investments                                          1,545                      -
                                                                   ----------------------     ----------------------
      Net cash provided by investing activities                                1,545                      -
                                                                   ----------------------     ----------------------

Financing activities:
      Dividends and capital distributions                                     (1,545)                     -
                                                                   ----------------------     ----------------------
        Net cash used for financing activities                                (1,545)                     -
                                                                   ----------------------     ----------------------
Net change in cash                                                                 -                      -
Cash, beginning of period                                                         10                     10
                                                                   ----------------------     ----------------------

Cash, end of period                                                      $        10                  $  10
                                                                   ======================     ======================


See notes to unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(amounts in thousands except share data)



NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles" for complete financial statements. Dynex Securities Corporation (the "Company") was incorporated in Virginia on July 8, 1992 as a wholly owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliated company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc., an affiliate of DHI. Dynex Capital, Inc. is the parent of the Company.

         The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized bonds (the "Bonds") and certificates of participation ("Mortgage Securities"). The Bonds are issued pursuant to an indenture or indentures and are secured by securities backed by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the "Collateral"). The Collateral for a series of Bonds are pledged to a trustee. The Mortgage Securities represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

         In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position and results of operations of the Company for the periods presented have been made. The Balance Sheet as of June 30, 2003, the Statements of Operations and the Statements of Cash Flows for the three and six months ended June 30, 2003 and 2002 are unaudited. The Balance Sheet at December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2002.


NOTE 2 - RESTATEMENT

         During the three and six months ended June 30, 2003, the Company exercised its call rights on two and four securities, respectively, for the benefit of its parent company, Dynex Capital, Inc., simultaneously collapsed the security structure and sold the underlying loans at a gain of $1,158 and $1,545, respectively. At the time of the filing of the Form 10-Q, it was assumed that Dynex Capital, Inc. owned the call rights to these securities. Subsequent to the issuance of the financial statements for the three and six months ended June 30, 2003, it was determined that the Company owned the call rights to these securities and that the sale of the underlying loans sold at a gain represented income to the Company which should be reported in the Company's financial statements. As a result, the Company has restated the financial statements for the three and six months ended June 30, 2003 to record the gain on the sale of the investment of $1,158 and $1,545, respectively.

                                           ------------------------------------    -----------------------------------
                                                   Three Months Ended                       Six Months Ended
                                                        June 30,                                June 30,
                                           ------------------------------------    -----------------------------------
                                                2003                2003                2003                2003
                                           ----------------    ----------------    ---------------     ---------------
                                           (As originally                           (As originally
                                              reported)         (As restated)          reported)        (As restated)

Gain on sale of investments                  $       -           $   1,158           $       -           $   1,545
                                           ----------------    ----------------    ---------------     ---------------
Net income                                   $       -           $   1,158           $       -           $   1,545
                                           ================    ================    ===============     ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As discussed in Note 2 to the condensed financial statements, the Company has restated its financial statements for the three and six months ended June 30, 2003. The Management's Discussion and Analysis gives effect to this restatement.

         During the six months ended June 30, 2003, the Company issued no Mortgage Securities or Bonds on behalf of Dynex Capital, Inc. The most recent securitization of mortgage loans by the Company occurred in September 1995.

         At June 30, 2003, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

         During the three months ended June 30, 2003, the Company exercised its call rights on two securities with a principal balance of $26.5 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $1.2 million. During the six months ended June 30, 2003, the Company exercised its call rights on four securities with a principal balance of $34.7 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $1.5 million.


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

             As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective, except as described below.

             The Company identified an internal control deficiency related to the recording of realized gains on the sale of loans collateralizing securities for which the Company owned the call rights. For each of the called securities, the securitization structure was collapsed and the loans were sold to a third party at a gain. Originally the gain from the sale of these loans was recorded in the financial statements of the Company's parent. Management of the Company subsequently determined that these gains should be reported as income for the period ended June 30, 2003 in the financial statements of the Company. This internal control deficiency did not impact the consolidated financial statements of the Company's parent.

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

             10.1 Standard  Provisions to Servicing Agreement (December
                  1992 Edition) (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-57204 on Form S-11 filed January 21, 1993).

             10.2 Copy  of  the  Meritech  Servicing   Agreement  dated
                  September 1, 1995 (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

             10.3 Copy of the  Standard  Terms  to  Meritech  Servicing
                  Agreement for Saxon Mortgage Securities Corporation, September 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

             31.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

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

             99.4 Copy of the Saxon Mortgage,  Inc. Servicing Guide for
                  Credit Sensitive Loans, February 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995).

         (b) Reports on Form 8-K

             None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DYNEX SECURITIES CORPORATION




Dated:  May 14, 2004                    By: /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti
                                            President, Treasurer

                                                                    Exhibit 31.1
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Dynex Securities Corporation;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        (a) designed such disclosure controls and procedures,
            or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

        (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

        (b) any fraud,  whether or not  material,  that  involves
            management or other  employees who have a significant
            role  in  the  registrant's   internal  control  over
            financial reporting.


Dated:  May 14, 2004                     By:  /s/ Stephen J. Benedetti
                                              ----------------------------------
                                              Stephen J. Benedetti
                                              Principal Executive Officer and
                                              Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Dynex Securities Corporation (the "Company") on Form 10-Q/A for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




May 14, 2004                             /s/ Stephen J. Benedetti
                                         ---------------------------------------
                                         Stephen J. Benedetti
                                         Principal Executive Officer
                                         Chief Financial Officer