Form 10-Q/A
period 2003-03-31
DYNEX SECURITIES CORP
filed 2004-05-18
CIK 889472

2



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
[X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
|_| Yes |X| No

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2003: None As of April 30, 2003, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

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

All of the information in this Form 10-Q/A is as of May 14, 2003, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than for the matter discussed above.

                                      Index

                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Balance Sheets at March 31, 2003
             and December 31, 2002 (unaudited)................................1

          Condensed Statements of Operations for the
             three months ended March 31, 2003 (as
             restated) and 2002 (unaudited)...................................2

          Condensed Statements of Cash Flows for the
             three months ended March 31, 2003 (as
             restated) and 2002 (unaudited)...................................3

          Notes to Unaudited Condensed Financial
             Statements.......................................................4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.......................................................5

Item 3.   Quantitative and Qualitative Disclosure
             about Market Risk................................................5

Item 4.   Controls and Procedures.............................................5


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................6

Item 5.   Other Information...................................................6

Item 6.   Exhibits and Reports on Form 8-K....................................6

SIGNATURE ....................................................................9

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
CONDENSED BALANCE SHEETS  (UNAUDITED)
(amounts in thousands except share data)





                                                                         March 31,                    December 31,
                                                                            2003                          2002
                                                                  -------------------------     -------------------------
ASSETS
Cash                                                                    $          10                 $          10
                                                                  =========================     =========================

SHAREHOLDER'S EQUITY Common Stock, no par value:
     10,000 shares authorized,
     1,000 issued and outstanding                                       $          10                 $          10
                                                                  =========================     =========================


See accompanying notes to the unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS, (UNAUDITED)
(amounts in thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                              -----------------------------
                                                                                  2003            2002
                                                                              -------------   -------------
                                                                              (As restated,
                                                                               see Note 2)

Gain on sale of investments                                                   $       387    $        -
                                                                             --------------  ---------------
Net income                                                                    $       387    $        -
                                                                             ==============  ===============

See accompanying notes to unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS, (UNAUDITED)
(amounts in thousands)


                                                                 -------------------------------------------
                                                                             Three Months Ended
                                                                                 March 31,
                                                                 -------------------------------------------
                                                                        2003                    2002
                                                                 -------------------     -------------------
                                                                     (As restated,
                                                                      see Note 2)
Operating activities:
   Net income                                                    $        387            $         -
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Gain on sale of investments                                       (387)                     -
                                                                 -------------------     -------------------
   Net cash provided by operating activities                                -                      -
                                                                 -------------------     -------------------

Investing activities:
   Proceeds from sale of investments                                      387                      -
                                                                 -------------------     -------------------
   Net cash provided by investing activities                              387                      -
                                                                 -------------------     -------------------

Financing activities:
   Dividends and capital distributions                                   (387)                     -
                                                                 -------------------     -------------------
     Net cash used in financing activities                               (387)                     -
                                                                 -------------------     -------------------

Net decrease in cash                                                        -                      -
Cash, beginning of period                                                  10                     10
                                                                 -------------------      ------------------

Cash, end of period                                              $         10            $        10
                                                                 ===================     ===================


See notes to unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(amounts in thousands except share data)


NOTE 1 -- CONDENSED FINANCIAL STATEMENTS

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

In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position and results of operations of the Company for the periods presented have been made. The Balance Sheet as of March 31, 2003, the Statements of Operations and the Statements of Cash Flows for the three months ended March 31, 2003 and 2002 are unaudited. The Balance Sheet at December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2002.


NOTE 2 - RESTATEMENT

During the three months ended March 31, 2003, the Company exercised its call rights on two securities for the benefit of its parent company, Dynex Capital, Inc., simultaneously collapsed the security structure and sold the underlying loans at a gain of $387. At the time of the filing of the Form 10-Q, it was assumed that Dynex Capital, Inc. owned the call rights to these securities. Subsequent to the issuance of the financial statements for the three months ended March 31, 2003, it was determined that the Company owned the call rights to these securities and that the sale of the underlying loans sold at a gain represented income to the Company which should be reported in the Company's financial statements. As a result, the Company has restated the financial statements for the three months ended March 31, 2003 to record the gain on the sale of the investment of $387.

                                                       Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                      2003            2003
                                                  -------------   -------------
(amounts in thousands)                                 As
                                                   originally
                                                    reported      As restated

Gain on sale of investments                       $       -      $      387
                                                 --------------  ---------------
Net income                                        $       -      $      387
                                                 ==============  ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 2 to the condensed financial statements, the Company has restated its financial statements for the three months ended March 31, 2003. The Manangement's Discussion and Analysis gives effect to this restatement.

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

During the three  months ended March 31, 2003,  the Company  exercised  its call rights on two securities with a principal balance of $8.2 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $0.4 million.


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

             The Company identified an internal control deficiency related to the recording of realized gains on the sale of loans collateralizing securities for which the Company owned the call rights. For each of the called securities, the securitization structure was collapsed and the loans were sold to a third party at a gain. Originally the gain from the sale of these loans was recorded in the financial statements of the Company's parent. Management of the Company subsequently determined that these gains should be reported as income for the period ended March 31, 2003 in the financial statements of the Company. This internal control deficiency did not impact the consolidated financial statements of the Company's parent.

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


                                         DYNEX SECURITIES CORPORATION




Dated:  May 18, 2004                     By:    /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             President, Treasurer

                                                                    Exhibit 31.1
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

   1.  I have reviewed this report on Form 10-Q/A of Dynex Securities
       Corporation;

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




Dated: May 18, 2004                       By:     /s/ Stephen J. Benedetti
                                               ---------------------------------
                                               Stephen J. Benedetti
                                               Principal Executive Officer and
                                               Principal Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynex Securities Corporation (the "Company") on Form 10-Q/A for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  May 18, 2004                       By:    /s/ Stephen J. Benedetti
                                                --------------------------------
                                                Stephen J. Benedetti
                                                Principal Executive Officer
                                                Chief Financial Officer