Form 10-Q/A
period 2003-09-30
DYNEX SECURITIES CORP
filed 2004-05-18
CIK 889472

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2003: None As of October 31, 2003, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

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

All of the information in this Form 10-Q/A is as of November 12, 2003, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than for the matter discussed above.



                                      Index

                                                                            Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Condensed Balance Sheets at September 30, 2003
                and December 31, 2002 (unaudited).............................1

              Condensed Statements of Operations for the three
                and nine months ended September 30, 2003 (as
                restated) and 2002 (unaudited)................................2

              Condensed Statements of Cash Flows for the nine
                months ended September 30, 2003 (as restated)
                and 2002 (unaudited)..........................................3

              Notes to Unaudited Condensed Financial Statements...............4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................5

Item 3.       Quantitative and Qualitative Disclosures about
                Market Risk...................................................5

Item 4.       Controls and Procedures.........................................5


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................6

Item 5.       Other Information...............................................6

Item 6.       Exhibits and Reports on Form 8-K................................6

SIGNATURE     ................................................................9

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)



                                                                         September 30,                 December 31,
                                                                             2003                          2002
                                                                   --------------------------    --------------------------

ASSETS
Cash                                                                     $          10                 $          10
                                                                   ==========================    ==========================

SHAREHOLDER'S EQUITY Common Stock, no par value:
     10,000 shares authorized,
     1,000 issued and outstanding                                        $          10                 $          10
                                                                   ==========================    ==========================

See accompanying notes to the unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands)



                                                    -----------------------------------     -----------------------------------
                                                            Three Months Ended                      Nine Months Ended
                                                               September 30                            September 30
                                                    -----------------------------------     -----------------------------------
                                                         2003                2002                2003               2002
                                                    ----------------    ---------------     ---------------    ----------------
                                                     (As restated,                          (As restated,
                                                      see Note 2)                            see Note 2)

Gain on sale of investments                           $        937        $       -           $      2,482       $       -
                                                    ----------------    ---------------     ---------------    ----------------
Net income                                            $        937        $       -           $      2,482       $       -
                                                    ================    ===============     ===============    ================

See notes to unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)


                                                                   -------------------------------------------------
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                   -------------------------------------------------
                                                                           2003                       2002
                                                                   ----------------------     ----------------------
                                                                     (As restated, see
                                                                          Note 2)
Operating activities:
    Net income                                                         $        2,482             $            -
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Gain on sale of investments                                              (2,482)                         -
                                                                   ----------------------     ----------------------
        Net cash provided by operating activities                                   -                          -
                                                                   ----------------------     ----------------------

Investing activities:
      Proceeds from sale of investments                                         2,482                          -
                                                                   ----------------------     ----------------------
        Net cash provided by investing activities                               2,482                          -
                                                                   ----------------------     ----------------------

Financing activities:
      Dividends and capital distributions                                      (2,482)                         -
                                                                   ----------------------     ----------------------
        Net cash used for financing activities                                 (2,482)                         -
                                                                   ----------------------     ----------------------
Net change in cash                                                                  -                          -
Cash, beginning of period                                                          10                         10
                                                                   ----------------------     ----------------------

Cash, end of period                                                    $           10             $           10
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

In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position and results of operations of the Company for the periods presented have been made. The Balance Sheet as of September 30, 2003, the Statements of Operations and the Statements of Cash Flows for the three and nine months ended September 30, 2003 and 2002 are unaudited. The Balance Sheet at December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2002.


NOTE 2 - RESTATEMENT

During the three and nine months ended September 30, 2003, the Company exercised its call rights on one and five securities, respectively, for the benefit of its parent company, Dynex Capital, Inc., simultaneously collapsed the security structure and sold the underlying loans at a gain of $937 and $2,482, respectively. At the time of the filing of the Form 10-Q, it was assumed that Dynex Capital, Inc. owned the call rights to these securities. Subsequent to the issuance of the financial statements for the three and nine months ended September 30, 2003, it was determined that the Company owned the call rights to these securities and that the sale of the underlying loans sold at a gain represented income to the Company which should be reported in the Company's financial statements. As a result, the Company has restated the financial statements for the three and nine months ended September 30, 2003 to record the gain on the sale of the investment of $937 and $2,482, respectively.

                                                    -----------------------------------     -----------------------------------
                                                            Three Months Ended                      Nine Months Ended
                                                               September 30                            September 30
                                                    -----------------------------------     -----------------------------------
                                                         2003                2003                2003               2003
                                                    ----------------    ---------------     ---------------    ----------------
                                                    (As originally                          (As originally
                                                       reported)        (As restated)          reported)        (As restated)
                                                       ---------        -------------          ---------        -------------
Gain on sale of investments                           $       -           $     937           $       -          $   2,482
                                                    ----------------    ---------------     ---------------    ----------------
Net income                                            $       -           $     937           $       -          $   2,482
                                                    ================    ===============     ===============    ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 2 to the condensed financial statements, the Company has restated its financial statements for the three and nine months ended September 30, 2003. The Management's Discussion and Analysis gives effect to this restatement.

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

During the three months ended September 30, 2003, the Company exercised its call rights on one security with a principal balance of $19.9 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $0.9 million. During the nine months ended September 30, 2003, the Company exercised its call rights on five securities with a principal balance of $54.7 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $2.5 million.


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

             The Company identified an internal control deficiency related to the recording of realized gains on the sale of loans collateralizing securities for which the Company owned the call rights. For each of the called securities, the securitization structure was collapsed and the loans were sold to a third party at a gain. Originally the gain from the sale of these loans was recorded in the financial statements of the Company's parent. Management of the Company subsequently determined that these gains should be reported as income for the period ended September 30, 2003 in the financial statements of the Company. This internal control deficiency did not impact the consolidated financial statements of the Company's parent.

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting.

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

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Dynex Securities Corporation (the "Company") on Form 10-Q/A for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




May 18, 2004                             By:     /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Principal Executive Officer
                                             Chief Financial Officer