Form 10-Q
period 2004-03-31
DYNEX SECURITIES CORP
filed 2004-05-20
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2004

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

As of March 31, 2004, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================

                          DYNEX SECURITIES CORPORATION

                                    FORM 10-Q


                                      Index

                                                                                                             Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Condensed Balance Sheets at March 31, 2004 and December 31, 2003 (unaudited).....................1

              Condensed Statements of Operations for the three months ended
                  March 31, 2004 and 2003 (unaudited)..........................................................2

              Condensed Statements of Cash Flows for the three months ended
                  March 31, 2004 and 2003 (unaudited)..........................................................3

              Notes to Unaudited Condensed Financial Statements................................................4

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................4

Item 3.       Quantitative and Qualitative Disclosure about Market Risk........................................4

Item 4.       Controls and Procedures..........................................................................5


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................5

Item 5.       Other Information................................................................................5

Item 6.       Exhibits and Reports on Form 8-K.................................................................6

SIGNATURES    .................................................................................................6

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
CONDENSED BALANCE SHEETS  (UNAUDITED)
(amounts in thousands except share data)




                                                                         March 31,                    December 31,
                                                                            2004                          2003
                                                                  -------------------------     -------------------------
ASSETS
Cash                                                                     $        10                   $        10
                                                                  =========================     =========================

SHAREHOLDER'S EQUITY Common Stock, no par value:
     10,000 shares authorized,
     1,000 issued and outstanding                                        $        10                   $        10
                                                                  =========================     =========================


See accompanying notes to the unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             --------------  ---------------
                                                                                 2004            2003
                                                                             --------------  ---------------
Gain on sale of investments                                                   $         -    $      387
                                                                             --------------  ---------------
Net income                                                                    $         -    $      387
                                                                             ==============  ===============

See accompanying notes to unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)


                                                                 -------------------------------------------
                                                                             Three Months Ended
                                                                                 March 31,
                                                                 -------------------------------------------
                                                                        2004                    2003
                                                                 -------------------     -------------------

Operating activities:
   Net income                                                    $           -            $         387
   Adjustments to reconcile net income to net cash provided by operating activities:
       Gain on sale of investments                                           -                     (387)
                                                                 -------------------     -------------------
   Net cash provided by operating activities                                 -                        -
                                                                 -------------------     -------------------

Investing activities:
     Proceeds from sale of investments                                       -                     387
                                                                 -------------------     -------------------
       Net cash provided by investing activities                             -                     387
                                                                 -------------------     -------------------

Financing activities:
   Dividends and capital distributions                                        -                   (387)
                                                                 -------------------     -------------------
     Net cash used in financing activities                                    -                   (387)
                                                                 -------------------     -------------------

Net decrease in cash                                                          -                      -
Cash, beginning of period                                                    10                     10
                                                                 -------------------     -------------------

Cash, end of period                                              $           10           $         10
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

The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of non-recourse securitization financing (the "Bonds") and certificates of participation ("Mortgage Securities"). The Bonds are issued pursuant to an indenture or indentures and are secured by securities backed by one or more of the following: mortgage loans, Federal National Mortgage Association Mortgage-Backed Certificates, insurance policies, and various accounts and funds (collectively, the "Collateral"). The Collateral for a series of Bonds are pledged to a trustee. The Mortgage Securities represent a percentage interest in a pool of Collateral purchased by a trust established by the Company.

In the opinion of management, all adjustments considered necessary to present fairly the financial position and results of operations of the Company for the periods presented have been made. The Balance Sheet as of March 31, 2004, the Statements of Operations and the Statements of Cash Flows for the three months ended March 31, 2004 and 2003 are unaudited. The Balance Sheet at December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2003.


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

During the three months ended March 31, 2004, the Company issued no Mortgage Securities or Bonds on behalf of its parent, Dynex Capital, Inc. The most recent securitization of mortgage loans by the Company occurred in September 1995.

During the three months ended March 31, 2004, the Company had no activity. During the three months ended March 31, 2003, the Company exercised its call rights on two securities with a principal balance of $8.2 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $0.4 million.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

                  In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did exist to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          (b) Changes in internal controls.

                  The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. During the Company's last fiscal quarter, processes were implemented to enhance timely notification of accounting personnel of terms and conditions of major contracts and agreements to include provision of copies of such contracts and agreements. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect internal control over financial reporting.


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings:

None.


Item 5.  Other Information:

None.


Item 6.  Exhibits and Reports on Form 8-K:

         (a) Financial Statements - see Item 8

                  Exhibits

                      Number      Exhibit

                       31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002.

                       31.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                        DYNEX SECURITIES CORPORATION




Dated:  May 20, 2004                    By:    /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti
                                            President, Treasurer



                                        By:    /s/ Kevin J Sciuk
                                            ------------------------------------
                                            Kevin J Sciuk
                                            Chief Accounting Officer