Form 10-K/A
period 2003-12-31
DYNEX SECURITIES CORP
filed 2004-05-25
CIK 889472

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003
                                                                  OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

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

================================================================================

                          DYNEX SECURITIES CORPORATION
                         2003 FORM 10-K/A ANNUAL REPORT

The EDGAR version of the Form 10-K, as filed on April 15, 2004, inadvertently omitted Exhibit 23.1, the consent of Deloitte & Touche LLP. This Form 10-K/A is being submitted to include Exhibit 23.1, as updated for the amended filing.


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

             3.2        By-Laws  of  the   Registrant (Attached as an
                        exhibit to Registrant's Registration State-ment No. 33-49520 on Form S-11 filed July 10, 1992, incorporated herein by reference).

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

             4.4 Copy of Series 1992-2 Trust Agreement dated as of September 1, 1992, among Registrant, Ryland Mortgage Company, as Master Servicer, and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to t to the Registrant's Current Report on Form 8-K, filed October 14, 1992, incorporated herein by reference).

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

             10.1 Standard Provisions to Servicing Agreement (December 1992 Edition) (Attached as an exhibit to Registrant's Registration Statement No. 33-57204 on Form S-11 filed January 21, 1993, incorporated herein by reference).

             10.2 Copy of the Meritech Servicing Agreement dated September 1, 1995 (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed October 12, 1995, incorporated herein by reference).

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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DYNEX SECURITIES CORPORATION
                                         (Registrant)


May 25, 2004                             By:   /s/ Stephen J. Benedetti
                                               ---------------------------------
                                               Stephen J. Benedetti
                                               President, Treasurer

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