Form 10-Q
period 2004-06-30
DYNEX SECURITIES CORP
filed 2004-08-16
CIK 889472

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

     As of June 30, 2004, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================



                          DYNEX SECURITIES CORPORATION

                                    FORM 10-Q

                                      Index

                                                                            Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets at June 30, 2004 and December 31, 2003 (unaudited)......................1

              Condensed Statements of Operations for the three and six months ended
                  June 30, 2004 and 2003 (unaudited)...........................................................2

              Condensed Statements of Cash Flows for the six months ended
                  June 30, 2004 and 2003 (unaudited)...........................................................3

              Notes to Unaudited Condensed Financial Statements................................................4

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................4

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................................5

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
CONDENSED BALANCE SHEETS  (UNAUDITED)
(amounts in thousands except share data)




                                        June 30, 2004       December 31, 2003
                                      -----------------   ----------------------

ASSETS
Cash                                        $ 10                  $ 10
                                      =================   ======================

SHAREHOLDER'S EQUITY Common Stock,
                     no par value:
     10,000 shares authorized,
     1,000 issued and outstanding           $ 10                  $ 10
                                      =================   ======================

See accompanying notes to the unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands)




                              ----------------------     -----------------------
                                Three Months Ended          Six Months Ended
                                     June 30,                  June 30,
                              ----------------------     -----------------------
                                2004         2003          2004         2003
                              --------    ----------     --------    -----------


Gain on sale of investments     $ -        $ 1,158         $ -         $1,545
                              --------    ----------     --------    -----------
Net income                      $ -        $ 1,158         $ -         $1,545
                              ========    ==========     ========    ===========

See notes to unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)




                                                   -----------------------------
                                                          Six Months Ended
                                                                        June 30,
                                                   -----------------------------
                                                         2004           2003
                                                   -------------   -------------
Operating activities:
    Net income                                       $      -        $  1,545
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Gain on sale of investments                           -          (1,545)
                                                   -------------   -------------
        Net cash provided by operating activities           -               -
                                                   -------------   -------------

Investing activities:
    Proceeds from sale of investments                       -           1,545
                                                   -------------   -------------
      Net cash provided by investing activities             -           1,545
                                                   -------------   -------------

Financing activities:
      Dividends and capital distributions                   -          (1,545)
                                                   -------------   -------------
        Net cash used for financing activities              -          (1,545)
                                                   -------------   -------------
Net change in cash                                          -               -
Cash, beginning of period                                  10              10
                                                   -------------   -------------
Cash, end of period                                  $     10        $     10
                                                   =============   =============

See notes to unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(amounts in thousands except share data)



NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America (hereinafter "generally accepted accounting principles") for complete financial statements. Dynex Securities Corporation (the "Company") was incorporated in Virginia on July 8, 1992 as a wholly-owned, limited-purpose financing subsidiary of SMFC Funding Corporation, a Virginia corporation ("SMFC"). On January 1, 1997, SMFC dividended all of the outstanding stock of the Company, represented by 1,000 shares of common stock, to Dynex Holding, Inc. ("DHI"), an affiliated company. On November 1, 2000, DHI sold all of the capital stock to Dynex Capital, Inc., an affiliate of DHI. Dynex Capital, Inc. is the parent of the Company.

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

     In the opinion of management, all adjustments considered necessary to present fairly the financial position and results of operations of the Company for the periods presented have been made. The Balance Sheet as of June 30, 2004, the Statements of Operations, and the Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003 are unaudited. For further information refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Since inception, the Company has used its shelf registration to issue Mortgage Securities on behalf of SMFC. The Mortgage Securities and the related mortgage collateral are excluded from the financial statements of the Company as the issuance of these Mortgage Securities has been accounted for as sales of the associated collateral in accordance with generally accepted accounting principles. All fees and related expenses in connection with issuance and administrative services related to the Mortgage Securities are recorded in the financial statements of SMFC.

     During the six months ended June 30, 2004, the Company issued no Mortgage Securities or Bonds on behalf of Dynex Capital, Inc. The most recent securitization of mortgage loans by the Company occurred in September 1995.

     During the three months ended June 30, 2004, the Company had no activity. During the three months ended June 30, 2003, the Company exercised its call rights on two securities with a principal balance of $26.5 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $1.2 million. During the six months ended June 30, 2003, the Company exercised its call rights on four securities with a principal balance of $34.7 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $1.5 million.

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

     As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective.

     In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did exist to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls.

     The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

         None.


Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                Number

                31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to
                               Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1           Certification of Principal  Executive  Officer,
                               Chief Financial  Officer, and  Chief   Accounting
                               Officer   pursuant   to   Section   906  of  the
                               Sarbanes-Oxley Act of 2002.



         (b) Reports on Form 8-K

                  None.








                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          DYNEX SECURITIES CORPORATION




Dated:  August 16, 2004             By:     /s/ Stephen J. Benedetti
                                            Stephen J. Benedetti
                                            President, Treasurer


                                    By:     /s/ Kevin J Sciuk
                                            Kevin J Sciuk
                                            Chief Accounting Officer