Form 10-Q
period 2004-09-30
DYNEX SECURITIES CORP
filed 2004-11-15
CIK 889472

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

As of October 31, 2004, there were 1,000 shares of Dynex Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================

                          DYNEX SECURITIES CORPORATION

                                    FORM 10-Q


                                      Index

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Balance Sheets at September 30, 2004 and
            December 31, 2003 (unaudited).....................................1

          Condensed Statements of Operations for the three and
            nine months ended September 30, 2004 and 2003 (unaudited).........2

          Condensed Statements of Cash Flows for the nine months
            ended September 30, 2004 and 2003 (unaudited).....................3

          Notes to Unaudited Condensed Financial Statements...................4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................4

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........5

Item 4.   Controls and Procedures.............................................5


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................5

Item 5.   Other Information...................................................5

Item 6.   Exhibits............................................................6

SIGNATURES ...................................................................7

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

DYNEX SECURITIES CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)



                                                                         September 30,                 December 31,
                                                                             2004                          2003
                                                                   --------------------------    --------------------------

ASSETS
Cash                                                                     $          10                 $         10
                                                                   ==========================    ==========================

SHAREHOLDER'S EQUITY Common Stock, no par value:
     10,000 shares authorized,
     1,000 issued and outstanding                                        $          10                 $         10
                                                                   ==========================    ==========================

See accompanying notes to the unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands)



                                                    -----------------------------------     -----------------------------------
                                                            Three Months Ended                      Nine Months Ended
                                                               September 30                            September 30
                                                    -----------------------------------     -----------------------------------
                                                         2004                2003                2004               2003
                                                    ----------------    ---------------     ---------------    ----------------


Gain on sale of investments                             $     -           $     937             $     -          $   2,482
                                                    ----------------    ---------------     ---------------    ----------------
Net income                                              $     -           $     937             $     -          $   2,482
                                                    ================    ===============     ===============    ================

See notes to unaudited condensed financial statements.

DYNEX SECURITIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)


                                                                   -------------------------------------------------
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                   -------------------------------------------------
                                                                           2004                       2003
                                                                   ----------------------     ----------------------

Operating activities:
    Net income                                                         $            -             $        2,482
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Gain on sale of investments                                                   -                     (2,482)
                                                                   ----------------------     ----------------------
        Net cash provided by operating activities                                   -                          -
                                                                   ----------------------     ----------------------

Investing activities:
      Proceeds from sale of investments                                             -                      2,482
                                                                   ----------------------     ----------------------
        Net cash provided by investing activities                                   -                      2,482
                                                                   ----------------------     ----------------------

Financing activities:
      Dividends and capital distributions                                           -                     (2,482)
                                                                   ----------------------     ----------------------
        Net cash used for financing activities                                      -                     (2,482)
                                                                   ----------------------     ----------------------
Net change in cash                                                                  -                          -
Cash, beginning of period                                                          10                         10
                                                                   ----------------------     ----------------------

Cash, end of period                                                    $           10             $           10
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

In the opinion of management, all adjustments considered necessary to present fairly the financial position and results of operations of the Company for the periods presented have been made. The Balance Sheet as of September 30, 2004, the Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and the Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 are unaudited. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2003.


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

During the nine months ended  September 30, 2004, the Company issued no Mortgage
Securities  or  Bonds  on  behalf  of  Dynex  Capital,   Inc.  The  most  recent
securitization of mortgage loans by the Company occurred in September 1995.

At September 30, 2004, the Company had $1.4 billion of securities remaining for issuance under a registration statement filed with the Securities and Exchange Commission in October 1994. Securities sold through private placements by the Company do not reduce the amount available under the shelf registration statements.

During the three months ended September 30, 2004, the Company had no activity. During the three months ended September 30, 2003, the Company exercised its call rights on one security with a principal balance of $19.9 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $0.9 million. During the nine months ended September 30, 2003, the Company exercised its call rights on five securities with a principal balance of $54.7 million, simultaneously collapsed the security structure and sold those securities at a premium, recognizing a gain of $2.5 million.

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

                  As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Accounting Officer. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective.

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

Item 6.  Exhibits:

         (a)      Exhibits

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

                                         DYNEX SECURITIES CORPORATION



Dated:  November 15, 2004                By:     /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             President, Treasurer




                                         By:     /s/ Kevin J Sciuk
                                             -----------------------------------
                                             Kevin J Sciuk
                                             Chief Accounting Officer